Form 10-Q
period 1995-03-31
NEW USTC HOLDINGS CORP
filed 1995-05-26
CIK 936301

New USTC Holdings Corporation meets the conditions set forth in the General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarterly Period Ended          MARCH 31, 1995
                           --------------------------------------------
Commission file number                  0-20469
                      -------------------------------------------------

                         NEW USTC HOLDINGS CORPORATION
- -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

New York                                                 13-3818952
- -----------------------------------------------------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

114 West 47th Street, New York, New York                   10036
- -----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (212) 852-1000
- -----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
- -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                             ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

100 shares, Common Stock $1 par value, as of May 25, 1995

                             Page 1 of 7 Pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

Item 1.  Financial Statements
         --------------------

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
- ----------------------------                                     ------

Statement of Condition as of March 31, 1995                         3

Note to the Financial Statement                                     4




         In the opinion of management, all adjustments necessary for a fair presentation of financial position for the interim period have been made.

                       NEW USTC HOLDINGS CORPORATION
                          STATEMENT OF CONDITION
                               (UNAUDITED)



                                                            March  31,
                                                              1995
                                                            ---------
ASSETS
Cash and Due from Banks                                      $  100
                                                            ---------
Total Assets                                                 $  100
                                                            =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Common Stock, $1.00 Par Value; 100 Shares
  Authorized; 100 Shares Issued and Outstanding                 100
                                                            ---------
Total Liabilities and Stockholder's Equity                   $  100
                                                            =========

The accompanying note is an integral part of the financial statement.

                        NEW USTC HOLDINGS CORPORATION

                       NOTE TO THE FINANCIAL STATEMENT


1.       Basis of Organization
         ---------------------
         On November 18, 1994, U.S. Trust Corporation (the "Corporation") entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Chase Manhattan Corporation ("Chase") under which Chase will purchase the Corporation's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of the Corporation's back office functions (collectively the "Chase Acquired Business") for $363.5 million in Chase common stock (the "transaction"). The transaction, which is still subject to bank regulatory approvals and a favorable ruling from the Internal Revenue Service regarding its tax-free status, is expected to close mid-year 1995.

         New USTC Holdings Corporation (the "Company") was organized in New York in January 1995 and is a wholly owned subsidiary of the Corporation. The Company will become a bank holding company at the time the transaction is consummated. The transaction will consist of the following two near-simultaneous steps. First, the Corporation will distribute to its shareholders shares of common stock of the Company on a one-for-one basis (the "Disposition"). The assets of the Company will include the Corporation's asset management, private banking, special fiduciary and corporate trust businesses. Second, the Corporation, which will then consist solely of the assets and liabilities of the Chase Acquired Business, will be merged into Chase in accordance with the terms of the Merger Agreement and the shareholders of the Corporation will receive shares of Chase common stock, based upon an exchange formula set forth in the Merger Agreement, on a pro-rata basis.

         The Company has not begun operations and will not begin operations until the Disposition.

         For financial reporting purposes, the Company is a "successor registrant" to the Corporation, and as a result, the Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 1995 filed with the Securities and Exchange Commission on May 12, 1995 is deemed to be the historical financial information of the Company.

                             PART II - OTHER INFORMATION
                             ---------------------------


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) EXHIBITS:

2.1      - Agreement and Plan of Merger dated as of November 18, 1994
           (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the Corporation, filed as Exhibit 2.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ("Form 10-K") and included in the Form 10-K as Appendix A to the Proxy Statement/Prospectus dated February 9, 1995, filed as Exhibit 99.1 to the Form 10-K ("Exhibit 99.1"). (1) (2)

2.2      - Form of Agreement and Plan of Distribution among the
           Corporation, United States Trust Company of New York (the "Trust Company"), the Company and New U.S. Trust Company of New York ("New U.S. Trust"), filed as Exhibit 2.2 to the Form 10-K and included in the Form 10-K as Appendix B to
           Exhibit 99.1 (1) (2)

2.3      - Form of Contribution and Assumption Agreement between the
           Trust Company and New U.S. Trust, filed as Exhibit 2.3 to the Form 10-K and included in the Form 10-K as Appendix C to
           Exhibit 99.1. (1) (2)

2.4      - Form of Post Closing Covenants Agreement among Chase, the
           Corporation, the Trust Company, the Company and New U.S. Trust, filed as Exhibit 2.4 to the Form 10-K and included in the Form 10-K as Appendix D to Exhibit 99.1. (1)

2.5      - Form of Tax Allocation Agreement among the Corporation, the
           Company and Chase, filed as Exhibit 2.5 to the Form 10-K and included in the Form 10-K as Appendix E to Exhibit 99.1. (1)

2.6      - Services Agreement Term Sheet, filed as Exhibit 7 to the
           Corporation's Current Report on Form 8-K bearing cover date of November 18, 1994. (1)
- ----------------
(1) Incorporated herein by reference.

(2) The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

        --------------------------------

        (a) EXHIBITS:

3.1      - Certificate of Incorporation of the Company, filed as
           Appendix I to the Company's Registration Statement on
           Form 10 dated February 9, 1995 ("Form 10"). (1)

3.2      - By-Laws of the Company, filed as Appendix II to the
           Form 10. (1)



        (b) REPORTS ON FORM 8-K:

         None































- ----------------
(1) Incorporated herein by reference.

                                SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         NEW USTC HOLDINGS CORPORATION
                                         ------------------------------
                                                   (Registrant)





Date:   May 26, 1995                          Richard E. Brinkmann
     ------------------                  ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)