Form 10-Q/A
period 1995-03-31
NEW USTC HOLDINGS CORP
filed 1995-06-26
CIK 936301

New USTC Holdings Corporation meets the conditions set forth in the General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

27       - Financial Data Schedule


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





Date:   June 26, 1995                         Richard E. Brinkmann
     ------------------                  ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)