Form 10-Q
period 1995-06-30
NEW USTC HOLDINGS CORP
filed 1995-08-14
CIK 936301

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

For Quarterly Period Ended           JUNE 30, 1995
                           --------------------------------------------
Commission file number                  0-20469
                      -------------------------------------------------

                         NEW USTC HOLDINGS CORPORATION
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

New York                                                 13-3818952
-----------------------------------------------------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

114 West 47th Street, New York, New York                   10036
-----------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               (212) 852-1000
-----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
-----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if
                        changed since last report.)

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

100 shares, Common Stock $1 par value, as of July 31, 1995
                             Page 1 of 8 Pages

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

Item 1.  Financial Statements
         --------------------

         All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
----------------------------                                     ------

Statement of Condition as of June 30, 1995                         3

Note to the Statement of Condition                                 4




         In the opinion of management, all adjustments necessary for a fair presentation of financial position for the interim period have been made.

                       NEW USTC HOLDINGS CORPORATION
                          STATEMENT OF CONDITION
                               (UNAUDITED)



                                                            June  30,
                                                              1995
                                                            ---------
ASSETS
Cash and Due from Banks                                      $  100
                                                            ---------
Total Assets                                                 $  100
                                                            =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Common Stock, $1.00 Par Value; 100 Shares
  Authorized; 100 Shares Issued and Outstanding                 100
                                                            ---------
Total Liabilities and Stockholder's Equity                   $  100
                                                            =========

The accompanying note is an integral part of the statement of condition.

                        NEW USTC HOLDINGS CORPORATION

                      NOTE TO THE STATEMENT OF CONDITION


1.       Basis of Organization
         ---------------------
         On November 18, 1994, U.S. Trust Corporation (the "Corporation") entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Chase Manhattan Corporation ("Chase") under which Chase will purchase the Corporation's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of the Corporation's back office functions (collectively the "Chase Acquired Business") for $363.5 million in Chase common stock (the "transaction"). At a Special Meeting of Stockholders held March 22, 1995, U.S. Trust shareholders approved the sale of the Chase Acquired Business to Chase. On July 24, 1995, approval was also received from the Federal Reserve Board. Applications for approvals from other bank regulatory agencies and a favorable ruling from the Internal Revenue Service regarding its tax-free status are still pending. The transaction is expected to close in the third quarter of 1995.

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

         The Company has not begun operations and will not begin operations until the Disposition. For financial reporting purposes, the Company is a "successor registrant" to the Corporation, and as a result, the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 is deemed to be the historical financial information of the Company.

                             PART II - OTHER INFORMATION
                             ---------------------------


Item 5. Other Information
        -----------------

        In connection with Registration Statements to be filed by the Company under the Securities Act of 1933, the following financial statements of the Corporation are being filed herewith:

  Consolidated Statements of Condition
  December 31, 1994 and 1993                                       21*

  Consolidated Statements of Income for the Years Ended
  December 31, 1994, 1993, and 1992                                20*

  Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1994, 1993, and 1992            22*

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993, and 1992                                23*

  Notes to Consolidated Financial Statements                     24-42*

  Report of Independent Accountants                                42*

* Page numbers refer to the corresponding page numbers in the Financial Section of the Annual Report to Shareholders of the Corporation, filed as Exhibit 99 to this report.

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

2.6      - Services Agreement Term Sheet, filed as Exhibit 7 to the
           Corporation's Current Report on Form 8-K bearing cover date of November 18, 1994. (1)

3.1      - Certificate of Incorporation of the Company, filed as
           Appendix I to the Company's Registration Statement on
           Form 10 dated February 9, 1995 ("Form 10"). (1)
----------------
(1) Incorporated herein by reference.

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

        --------------------------------
        (a) EXHIBITS:

3.2      - By-Laws of the Company, filed as Appendix II to the
           Form 10. (1)

99       - 1994 Annual Report to Shareholders of U.S. Trust
           Corporation.


        (b) REPORTS ON FORM 8-K:

         None


































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





Date: August 14, 1995                         Richard E. Brinkmann
     ------------------                  ------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)