Form 10-Q
period 1995-09-30
U S TRUST CORP /NY
filed 1995-11-14
CIK 936301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended           SEPTEMBER 30, 1995
                          -----------------------------------------------------

Commission file number                    0-20469
                      ---------------------------------------------------------

                       U. S. TRUST CORPORATION
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

                                   (212) 852-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            NEW USTC HOLDINGS CORPORATION
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                 ---------     ---------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,739,144 shares, Common Stock $1 par value, as of October 31, 1995

                               Page 1 of 31 Pages

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                     Page #
----------------------------                                     ------
Consolidated Statement of Income:

   For the Three-Month Periods Ended September 30, 1995 and 1994    3

   For the Nine-Month Periods Ended September 30, 1995 and 1994     4

Consolidated Statement of Condition as of September 30,
1995 and December 31, 1994                                          5

Consolidated Statement of Changes in Stockholders' Equity
for the Nine-Month Periods Ended September 30, 1995 and 1994        6

Consolidated Statement of Cash Flows for the Nine-Month
Periods Ended September 30, 1995 and 1994                           7

Notes to the Consolidated Financial Statements                      8

Consolidated Net Interest Income and Average Balances:

   For the Three-Month Periods Ended September 30, 1995 and 1994   11

   For the Nine-Month Periods Ended September 30, 1995 and 1994    12


         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for the items mentioned in the Notes to the Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

                             U.S. TRUST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                    (In Thousands, Except Per Share Amounts)

                                  (UNAUDITED)


                                                                For the Three Month Periods Ended September 30,
                                                 ------------------------------------------------------------------------------
                                                                                                      Better (Worse)
                                                                                             ----------------------------------
                                                     1995                  1994                    $                       %
                                                 ------------           ----------           ------------              --------
Fee Revenue and Other Income                     $     73,003           $   76,951           $     (3,948)              (5.1) %

Interest Income (Note 3)                               51,470               50,378                  1,092                2.2
Interest Expense (Note 3)                              24,521               22,365                 (2,156)              (9.6)
                                                 ------------           ----------           ------------              ------
Net Interest Income                                    26,949               28,013                 (1,064)              (3.8)
Provision for Credit Losses                               400                  500                    100               20.0
                                                 ------------           ----------           ------------              ------
Net Interest Income After Provision
     For Credit Losses                                 26,549               27,513                   (964)              (3.5)
Securities Gains, Net                                   5,032                   25                  5,007               -
                                                 ------------           ----------           ------------              ------
TOTAL REVENUE NET OF INTEREST EXPENSE
     AND PROVISION FOR CREDIT LOSSES                  104,584              104,489                     95                0.1
                                                 ------------           ----------           ------------              ------
OPERATING EXPENSES
Salaries                                               31,662               34,253                  2,591                7.6
Employee Benefits and Performance
     Compensation                                      17,914               15,787                 (2,127)             (13.5)
                                                 ------------           ----------           ------------              ------
Total Salaries and Benefits                            49,576               50,040                    464                0.9
Net Occupancy                                          10,013               10,312                    299                2.9
Equipment                                               4,002                4,794                    792               16.5
Other                                                  26,051               17,376                 (8,675)             (49.9)
Restructuring Costs                                   147,725                -                   (147,725)              -
                                                 ------------           ----------           ------------              ------
TOTAL OPERATING EXPENSES                              237,367               82,522               (154,845)            (187.6)
                                                 ------------           ----------           ------------              ------
Income (Loss) Before Income Tax Expense              (132,783)              21,967               (154,750)              -
Income Tax Expense (Benefit)                          (59,121)               9,022                 68,143               -
                                                 ------------           ----------           ------------              ------
NET INCOME (LOSS)                                $    (73,662)          $   12,945           $    (86,607)              -     %
                                                 ============           ==========           ============              ======

NET INCOME (LOSS) PER SHARE                      $      (7.60)          $     1.30           $      (8.90)              -     %
                                                 ============           ==========           ============              ======

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                    (In Thousands, Except Per Share Amounts)

                                  (UNAUDITED)


                                                                For the Nine Month Periods Ended September 30,
                                                 --------------------------------------------------------------------------------
                                                                                                       Better (Worse)
                                                                                             ------------------------------------
                                                     1995                  1994                    $                        %
                                                 ------------           ----------           ------------                ------
Fee Revenue and Other Income                     $   228,441           $    227,626           $        815                 0.4 %

Interest Income (Note 3)                             150,307                136,762                 13,545                 9.9
Interest Expense (Note 3)                             69,538                 54,371                (15,167)              (27.9)
                                                  ----------             ----------            ------------              ------
Net Interest Income                                   80,769                 82,391                 (1,622)               (2.0)
Provision for Credit Losses                            1,200                  1,500                    300                20.0
                                                  ----------             ----------            ------------              ------
Net Interest Income After Provision
     For Credit Losses                                79,569                 80,891                 (1,322)               (1.6)
Securities Gains, Net                                  4,188                  2,059                  2,129               103.4
                                                  ----------             ----------            ------------              ------
TOTAL REVENUE NET OF INTEREST EXPENSE
     AND PROVISION FOR CREDIT LOSSES                 312,198                310,576                  1,622                 0.5
                                                  ----------             ----------            ------------              ------
OPERATING EXPENSES
Salaries                                             101,134                100,530                   (604)               (0.6)
Employee Benefits and Performance
     Compensation                                     55,323                 52,550                 (2,773)               (5.3)
                                                  ----------             ----------            ------------              ------
Total Salaries and Benefits                          156,457                153,080                 (3,377)               (2.2)
Net Occupancy                                         30,803                 29,445                 (1,358)               (4.6)
Equipment                                             13,590                 13,541                    (49)               (0.4)
Other                                                 65,217                 51,556                (13,661)              (26.5)
Restructuring Costs                                  155,589                  -                   (155,589)              -
                                                  ----------             ----------            ------------              ------
TOTAL OPERATING EXPENSES                             421,656                247,622               (174,034)              (70.3)
                                                  ----------             ----------            ------------              ------
Income (Loss) Before Income Tax Expense             (109,458)                62,954               (172,412)              -     %
Income Tax Expense (Benefit)                         (49,791)                26,441                 76,232               -
                                                  ----------             ----------            ------------              ------
NET INCOME (LOSS)                                $   (59,667)          $     36,513           $    (96,180)              -     %
                                                  ==========             ==========            ============              ======

NET INCOME (LOSS) PER SHARE                      $     (6.21)          $       3.68           $      (9.89)              -     %
                                                  ==========             ==========            ============              ======

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                      CONSOLIDATED STATEMENT OF CONDITION

                             (Dollars In Thousands)

                                  (UNAUDITED)


                                                                  SEPTEMBER 30,                       DECEMBER 31,
ASSETS                                                                 1995                               1994
                                                              -----------------                --------------------
Cash and Due from Banks                                     $           152,600                 $           164,610
Investment Securities                                                   813,255                           1,175,050

Loans                                                                 1,392,942                           1,626,898
Less:  Allowance for Credit Losses                                       16,862                              14,699
                                                              -----------------                --------------------
Net Loans                                                             1,376,080                           1,612,199

Premises and Equipment                                                   71,222                             109,346
Other Assets                                                            186,741                             162,006
                                                              -----------------                --------------------
Total Assets                                                $         2,599,898                 $         3,223,211
                                                              =================                ====================
LIABILITIES
Deposits:
     Non-Interest Bearing                                   $           438,817                 $         1,031,538
     Interest Bearing                                                 1,510,330                           1,408,833
                                                              -----------------                --------------------
Total Deposits                                                        1,949,147                           2,440,371
Short-Term Credit Facilities                                            213,348                             350,515
Accounts Payable and Accrued Liabilities                                238,688                             148,078
Long Term Debt                                                           19,434                              60,924
                                                              -----------------                --------------------
Total Liabilities                                                     2,420,617                           2,999,888
                                                              -----------------                --------------------
STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
     Authorized; 9,739,144 Shares Issued in 1995
     and 11,581,373 Shares Issued in 1994                                 9,739                              11,581
Capital Surplus                                                             125                              72,605
Retained Earnings                                                       181,902                             244,639
Treasury Stock at Cost (2,129,448 Shares in 1994)                       -                                   (86,139)
Loan to ESOP                                                            (13,434)                            (16,171)
Unrealized Gain (Loss), Net of Taxes, on
     Securities Available for Sale                                          949                              (3,192)
                                                              -----------------                --------------------
Total Stockholders' Equity                                              179,281                             223,323
                                                              -----------------                --------------------
Total Liabilities and Stockholders' Equity                  $         2,599,898                 $         3,223,211
                                                              =================                ====================



The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    (In Thousands, Except Per Share Amounts)

                                  (UNAUDITED)


                                                                                  For the Nine-Month Periods
                                                                                     Ended September 30,
                                                                     ----------------------------------------------------
                                                                             1995                            1994
                                                                     --------------------            --------------------
COMMON STOCK
Balance, January 1                                                   $            11,581             $           11,436
Issuance of Shares Under Employee Benefit Plans                                      298                             76
Retirement of Treasury Stock (Note 1)                                             (2,140)                       -
                                                                     --------------------            ------------------
Balance, September 30                                                $             9,739             $           11,512
                                                                     ====================            ==================
CAPITAL SURPLUS
Balance, January 1                                                   $            72,605             $           67,898
Employee Benefit Plans                                                            11,776                          2,292
Retirement of Treasury Stock (Note 1)                                            (84,256)                       -
                                                                     --------------------            ------------------
Balance, September 30                                                $               125             $           70,190
                                                                     ====================            ==================
RETAINED EARNINGS
Balance, January 1                                                   $           244,639             $          242,112
Net Income (Loss)                                                                (59,667)                        36,513
Cash Dividends Declared ($0.50 and $1.50 Per Share)                               (4,850)                       (14,052)
Tax Benefit on Dividends Paid to ESOP                                              2,671                            233
Retirement of Treasury Stock (Note 1)                                               (891)                       -
                                                                     --------------------            ------------------
Balance, September 30                                                $           181,902             $          264,806
                                                                     ====================            ==================
TREASURY STOCK
Balance, January 1                                                   $           (86,139)            $          (82,857)
Purchases                                                                        -                               (4,729)
Issuance (Tender) of Shares Under Employee
     Benefit Plans, Net                                                           (1,148)                         1,691
Retirement of Treasury Stock (Note 1)                                             87,287                        -
                                                                     --------------------            ------------------
Balance, September 30                                                $                 0             $          (85,895)
                                                                     ====================            ==================
LOAN TO ESOP
Balance, January 1                                                   $           (16,171)            $          (18,697)
Principal Payment by ESOP                                                          2,737                          2,526
                                                                     --------------------            ------------------
Balance, September 30                                                $           (13,434)            $          (16,171)
                                                                     =====================           ==================
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
     SECURITIES AVAILABLE FOR SALE
Balance, January 1                                                   $            (3,192)            $            8,695
Net Change in Fair Value, After Taxes                                              4,141                        (13,500)
                                                                     --------------------            ------------------
Balance, September 30                                                $               949             $           (4,805)
                                                                     ====================            ==================
TOTAL STOCKHOLDERS' EQUITY                                           $           179,281             $          239,637
                                                                     ====================            ==================


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                  (UNAUDITED)


                                                                                        For Nine-Month Periods
                                                                                          Ended September 30,
                                                                       -------------------------------------------------------
                                                                                   1995                             1994
                                                                       -----------------------           ---------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                      $             (59,667)            $              36,513
Adjustments to Reconcile Net Income (Loss) to Net Cash
             Provided by Operating Activities:
             Provision for Credit Losses                                               1,200                             1,500
             Depreciation and Amortization                                            28,370                            10,597
             Net Amortization/(Accretion) of Premium/(Discount):
                       Available for Sale                                             (6,463)                            2,614
                       Held to Maturity                                             -                                    1,618
             Net Change in Accruals and Other Receivables                            (25,184)                          134,651
             Net Change in Accounts Payable and Other Liabilities                    129,020                            (1,919)
             Net Change in Accounts Payable and Other Liabilities
                       due to Disposition and Merger                                 (32,869)                         -
             Other, Net                                                               (8,841)                           (4,537)
                                                                       ----------------------            ----------------------
Net Cash Provided by Operating Activities                                             25,566                           181,037
                                                                       ----------------------            ----------------------
Cash Flows From Investing Activities:
Net Change in Short-Term Investments                                               1,086,681                           217,591
Net Change in Short-Term Investments due to Disposition and Merger                  (946,387)                         -
Purchases of Securities:
             Available for Sale                                                   (1,913,773)                       (1,062,448)
             Held to Maturity                                                       -                                 (402,051)
Proceeds From Sales of Available for Sale Securities                                 877,492                            43,957
Proceeds From Maturities, Calls and Mandatory
             Redemptions of Securities:
             Available for Sale                                                    1,275,011                           545,144
             Held to Maturity                                                       -                                   39,177
Net Change in Loans                                                                  399,510                          (170,895)
Net Change in Loans due to Disposition and Merger                                   (165,615)                         -
Expenditures for Premises and Equipment, Net of Retirements                           (3,623)                           (7,956)
Principal Payment by ESOP                                                              2,737                             2,526
Other, Net                                                                            19,730                           (14,289)
                                                                       ----------------------            ----------------------
Net Cash Provided (Used) by Investing Activities                                     631,763                          (809,244)
                                                                       ----------------------            ----------------------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                                          544,010                          (130,137)
Net Change in Money Market and Other Savings Deposits                                515,925                             5,652
Net Change in Time Deposits                                                         (407,189)                           21,080
Net Change in Deposits due to Disposition and Merger                              (1,143,970)                         -
Net Change in Short-Term Credit Facilities                                          (137,167)                          929,886
Issuance of Long Term Debt                                                             3,000                          -
Repayments of Long Term Debt                                                         (44,490)                           (2,526)
Issuance of Common Stock                                                              10,086                             2,572
Purchases of Treasury Stock                                                         -                                   (4,729)
Dividends Paid                                                                        (9,544)                          (13,774)
                                                                       ----------------------            ----------------------
Net Cash Provided (Used) by Financing Activities                                    (669,339)                          808,024
                                                                       ----------------------            ----------------------
Net Change in Cash and Cash Equivalents                                              (12,010)                          179,817
Cash and Cash Equivalents at January 1                                               164,610                           179,117
                                                                       ----------------------            ----------------------
Cash and Cash Equivalents at September 30                              $             152,600             $             358,934
                                                                       ======================            ======================
-------------------------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                      $               3,596             $              27,283
Interest Expense Paid                                                                 69,817                            53,590

             The Disposition and Merger had the following impact on the Corporation's September 30, 1995 statement of condition:


                       Short-Term Investments                          $             946,387
                       Loans                                                         165,615
                       Other Assets                                                   64,837
                       Deposits                                                    1,143,970
                       Accounts Payable and Other Liabilities                         32,869


The accompanying notes are an integral part of these financial statements.

                            U. S. TRUST CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       Disposition and Merger Transaction
         On September 2, 1995, former U.S. Trust Corporation ("UST") merged into The Chase Manhattan Corporation ("Chase") (the "Transaction"). On
September 1, 1995, UST spun-off to its shareholders (the "Distribution") all of the outstanding shares of the Registrant, a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation"). In the Transaction, Chase purchased UST's institutional custody, mutual funds servicing and unit trust businesses and certain of UST's back office functions for $363.5 million in Chase common stock. The Corporation's assets and liabilities are derived from asset management, private banking, special fiduciary and corporate trust
activities (the "Core Businesses").   The Distribution to shareholders was
accounted for by the Corporation as if UST had continued existence, with the carrying amount of assets and liabilities distributed accounted for in accordance with generally accepted accounting principles, at their recorded amount as reported in the Consolidated Statement of Condition. For financial reporting purposes the Corporation is a successor registrant to UST and, as such, all historical financial information of UST is the historical financial information of the Corporation.
         At the date of the Transaction, UST had $1.2 billion of assets and liabilities, including approximately $946 million of federal funds sold, $230 million of other assets and $1.1 billion of deposits that were merged into Chase. Concurrent with the consummation of the Transaction, UST retired all outstanding treasury stock (2,140,287 shares) and satisfied and discharged
$10.8 million of 8 1/2% Capital Notes due 2001 and $30 million of 8% Notes due 1996.
         Total restructuring charges associated with the Transaction were $205.8 million ($114.9 million after taxes), including $27.9 million after taxes, or $2.74 per share, recorded in the fourth quarter of 1994. Approximately $56.5 million (pre-tax) remains to be paid. See "Results of Operations" in the Management's Discussion and Analysis section for a detailed description of the restructuring charges.


2.       Acquisition
         On April 28, 1995, UST purchased the individual account business of J. & W. Seligman & Co. Inc., and acquired J. & W. Seligman Trust Company ("Seligman") for approximately $9 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc. is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation may pay up to an additional $11 million in cash for the business acquired (approximately $800 million in assets under management) subject to certain business retention and other conditions.

                            U. S. TRUST CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.      Net Interest Income
        The following is an analysis of the composition of net interest income.


                                    Three-Month Periods                 Nine-Month Periods
                                    Ended September 30,       %         Ended September 30,       %
                                    -------------------    Better       --------------------    Better
(In Thousands)                       1995        1994      (Worse)      1995        1994        (Worse)
                                     ----        ----      -------      ----        ----        -------
Interest Income
Loans                               $27,261    $24,846       9.7 %     $ 81,836    $ 67,562      21.1 %
Securities:
  Taxable                             9,207     21,761     (57.7)        36,031      55,991     (35.6)
  Exempt from Federal Income Tax        962      1,224     (21.4)         3,174       3,843     (17.4)
Short Term Investments               13,210        789        -          27,184       6,315        -
Deposits with Banks                     830      1,758     (52.8)         2,082       3,051     (31.8)
                                    -------    -------     -----       --------    --------     -----
Total Interest Income                51,470     50,378       2.2        150,307     136,762       9.9
                                    -------    -------     -----       --------    --------     -----


Interest Expense
Deposits                             20,610     12,892     (59.9)        56,727      32,525     (74.4)
Short Term Credit Facilities          3,003      8,201      63.4          9,535      18,011      47.1
Long Term Debt                          908      1,272      28.6          3,276       3,835      14.6
                                    -------    -------     -----       --------    --------     -----
Total Interest Expense               24,521     22,365      (9.6)        69,538      54,371     (27.9)
                                    -------    -------     -----       --------    --------     -----
Net Interest Income                 $26,949    $28,013      (3.8)%     $ 80,769    $ 82,391      (2.0)%
                                    =======    =======     =====       ========    ========     ======



                            U. S. TRUST CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.       Adoption of New Accounting Standards
         As of January 1, 1995, UST adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," ("FAS 118"), an amendment of FAS 114. FAS 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria of FAS 114. In accordance with FAS 114, loans previously classified as in-substance foreclosures but for which the Corporation has not taken possession of the collateral have been reclassified as loans. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.
         As of September 30, 1995, the carrying amount of impaired loans, as defined in FAS 114, was approximately $9.5 million. The average balance of impaired loans for the third quarter of 1995 was approximately $8.1 million. Interest income, which is recognized on a cash basis, related to impaired loans for the third quarter of 1995 was negligible.
         UST's income recognition policy for impaired loans is consistent with the existing income recognition policy for nonperforming loans discussed in "Notes to the Consolidated Financial Statements" No. 2 (e) of the Corporation's 1994 Annual Report to Shareholders.


5.       Pledged Assets
         Financial instruments carried at $105,422,000 on September 30, 1995 and $303,304,000 on December 31, 1994 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.


6.       Contingencies
         There are various pending and threatened actions and claims against the Corporation and its subsidiaries in which the Corporation has denied liability and which it will vigorously contest. Management, after consultation with counsel, is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position or results of operations.

                             U.S. TRUST CORPORATION
             CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES

   (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent
                                    Basis)

                                  (UNAUDITED)


                                                     For the Three-Month Periods Ended September 30,
                                   ---------------------------------------------------------------------------------------
                                                     1995                                          1994
                                   ------------------------------------------    -----------------------------------------
                                        AVERAGE                   AVERAGE          AVERAGE                      AVERAGE
                                        BALANCE     INTEREST       RATE            BALANCE        INTEREST        RATE
                                    -------------  -----------   ----------      -----------     -----------   ----------
ASSETS
Short-Term Investments               $   957,075      $  14,040     5.82 %      $    219,533     $    2,547        4.60 %
                                     ------------     ----------    ------      -------------     ----------       ------
Securities (1):
         U.S. Government Obligations     270,477          3,631     5.37             906,130         10,339        4.56
         Federal Agency Obligations      180,469          3,293     7.30             683,676         10,569        6.18
         State and Municipal
            Obligations (4)               65,074          1,530     9.40              80,914          1,963        9.70
         Collateralized Mortgage
            Obligations (2)               47,511            755     6.36              69,960            860        4.92
         Other Securities                110,171          1,653     6.00              38,714            430        4.44
                                     ------------     ----------    ------      -------------     ----------       ------
Total Securities                         673,702         10,862     6.45           1,779,394         24,161        5.43
                                     ------------     ----------    ------      -------------     ----------       ------
Loans (3) (4)                          1,372,939         27,261     7.88           1,358,874         24,853        7.26
                                     ------------     ----------    ------      -------------     ----------       ------
Total Interest Earning Assets          3,003,716         52,163     6.90           3,357,801         51,561        6.12
                                     ------------     ----------    ------      -------------     ----------       ------
Allowance for Credit Losses              (16,477)                                    (14,225)
Cash and Due from Banks                  289,747                                     378,656
Other Assets                             390,031                                     436,752
                                     ------------                               -------------
Total Assets                         $ 3,667,017                                $  4,158,984
                                     ============                               =============
LIABILITIES AND
         STOCKHOLDERS' EQUITY
Interest Bearing Deposits            $ 1,580,794         20,610     5.17        $  1,382,817         12,892        3.70
Short-Term Credit Facilities             203,707          3,003     5.85             707,691          8,201        4.60
Long Term Debt                            44,324            908     8.19              62,574          1,272        8.13
                                     ------------      ---------    ------      -------------     ----------       ------
Total Sources on Which
         Interest is Paid              1,828,825         24,521     5.32           2,153,082         22,365        4.12
                                     ------------      ---------    ------      -------------     ----------       ------
Total Non-Interest Bearing
         Deposits                      1,419,293                                   1,607,475
Other Liabilities                        172,945                                     151,682
Stockholders' Equity (3)                 245,954                                     246,745
                                     ------------                               -------------
Total Liabilities and
         Stockholders' Equity        $ 3,667,017                                $  4,158,984
                                     ============                               =============

Net Interest Income -
         Tax Equivalent Basis                            27,642                                      29,196
Tax Equivalent Adjustment                                  (693)                                     (1,183)
                                                      ----------                                 -----------
Net Interest Income                                   $  26,949                                  $   28,013
                                                      ==========                                 ===========
Net Yield on Interest
         Earning Assets                                             3.66 %                                         3.47 %
                                                                    ======                                         ======
Interest Spread                                                     1.58 %                                         2.00 %
                                                                    ======                                         ======


(1) Includes securities classified as available for sale and held to maturity. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans include the Loan to ESOP, which had an average balance of $13,434,000 in 1995 and $16,171,000 in 1994.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%.

                             U.S. TRUST CORPORATION
             CONSOLIDATED NET INTEREST INCOME AND AVERAGE BALANCES

   (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent
                                    Basis)

                                  (UNAUDITED)


                                                       For the Nine-Month Periods Ended September 30,
                                    ------------------------------------------------------------------------------------
                                                     1995                                          1994
                                    -------------------------------------------   --------------------------------------
                                        Average                    Average          Average                    Average
                                        Balance     Interest        Rate            Balance        Interest      Rate
                                    -------------  -----------   -----------       ---------     ----------   ---------
ASSETS
Short-Term Investments              $   663,525      $   29,266        5.90 %  $    355,791    $     9,366       3.52 %
                                    ------------     -----------      -------  -------------   ------------     -------
Securities (1):
     U.S. Government Obligations        467,619          19,177        5.47         759,313         25,090       4.41
     Federal Agency Obligations         214,553          11,763        7.31         637,563         27,831       5.82
     State and Municipal
        Obligations (4)                  69,875           5,070        9.68          81,928          6,154      10.02
     Collateralized Mortgage
        Obligations (2)                  52,524           2,533        6.43          86,011          2,672       4.14
     Other Securities                    71,845           3,169        5.88          56,732          1,618       3.80
                                    ------------     -----------      -------  -------------   ------------     -------
Total Securities                        876,416          41,712        6.35       1,621,547         63,365       5.21
                                    ------------     -----------      -------  -------------   ------------     -------
Loans (3) (4)                         1,366,594          81,836        8.01       1,291,170         67,585       7.00
                                    ------------     -----------      -------  -------------   ------------     -------
Total Interest Earning Assets         2,906,535         152,814        7.02       3,268,508        140,316       5.73
                                    ------------     -----------      -------  -------------   ------------     -------
Allowance for Credit Losses             (15,873)                                    (13,919)
Cash and Due from Banks                 269,893                                     344,565
Other Assets                            435,408                                     452,918
                                    ------------                               -------------
Total Assets                        $ 3,595,963                                $  4,052,072
                                    ============                               =============

LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest Bearing Deposits           $ 1,492,339          56,727        5.08    $  1,346,418         32,525       3.23
Short-Term Credit Facilities            220,434           9,535        5.78         591,500         18,011       4.07
Long Term Debt                           53,591           3,276        8.15          62,861          3,835       8.14
                                    ------------     -----------      -------  -------------   ------------     -------
Total Sources on Which
     Interest is Paid                 1,766,364          69,538        5.26       2,000,779         54,371       3.63
                                    ------------     -----------      -------  -------------   ------------     -------
Total Non-Interest Bearing
     Deposits                         1,426,838                                   1,638,770
Other Liabilities                       156,406                                     168,846
Stockholders' Equity (3)                246,355                                     243,677
                                    ------------                               -------------
Total Liabilities and
     Stockholders' Equity           $ 3,595,963                                $  4,052,072
                                    ============                               =============

Net Interest Income -
     Tax Equivalent Basis                                83,276                                     85,945
Tax Equivalent Adjustment                                (2,507)                                    (3,554)
                                                     -----------                               ------------
Net Interest Income                                  $   80,769                                $    82,391
                                                     ===========                               ============

Net Yield on Interest
     Earning Assets                                                    3.82 %                                    3.51 %
                                                                      =======                                   =======
Interest Spread                                                        1.76 %                                    2.10 %
                                                                      =======                                   =======

(1) Includes securities classified as available for sale and held to maturity. The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)   Primarily comprised of variable rate collateralized mortgage obligations.

(3) Loans include the Loan to ESOP, which had an average balance of $13,744,000 in 1995 and $16,458,000 in 1994.

(4) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disposition and Merger Transaction
          On November 18, 1994, U.S. Trust Corporation ("UST") announced that it had entered into an agreement under which Chase was to acquire UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of UST's back office functions (collectively the "Chase Acquired Business").
          The Transaction was consummated through two steps. First, on September 1, 1995, UST spun-off to its shareholders the assets not included in the Chase Acquired Business by establishing the Registrant as a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation") to hold such assets and distributing its shares to shareholders of UST on a one-for-one basis (the "Disposition"). Second, on September 2, 1995, UST, which then included only the assets and liabilities of the Chase Acquired Business, merged into Chase (the "Merger") and the shareholders of UST received 0.68 shares of Chase common stock for each share of UST. The number of shares of Chase common stock received by UST shareholders was based on an exchange formula set forth in the agreement with Chase. The exchange formula stipulated that the exchange ratio be calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low sales prices of Chase common stock for the ten trading days immediately before the closing date. Based on the exchange formula, Chase issued 6,619,758 shares.
          As part of the agreement, Chase provides securities processing, custodial, data processing and other services to the Corporation under the five-year term of a services agreement (the "Services Agreement") at an annual base fee of $10 million. The Services Agreement may be extended for an additional two to five years beyond its initial term.
         The pro forma condensed statement of income for the year ended December 31, 1994 and the nine-month period ended September 30, 1995 (filed herewith as Exhibit 99) have been prepared to present the estimated effects of the Disposition and Merger as if the Transaction had occurred as of January 1, 1994.

Results of Operations

          For the one-month period ended September 30, 1995, the first month since the Disposition and Merger, the Corporation's net income was $3.8 million, or $0.36 per share on a fully diluted basis. The month's results included a one-time pre-tax rebate from the FDIC of $1.4 million ($0.07 per share).
          The Corporation is a continuing reporting entity of UST, and accordingly, its 1995 results include the operating results of the Chase Acquired Business through the consummation of the Disposition and Merger as well as the restructuring charges related to their sale.
          The net loss for the third quarter ended September 30, 1995 amounted to $73.7 million, compared to net income of $12.9 million in the third quarter of 1994. On a fully diluted per share basis, the net loss for the 1995 quarter was $7.60, versus $1.30 earned in the third quarter of 1994. For the nine-month period ended September 30, 1995, the Corporation recorded a net loss of $59.7 million, versus $36.5 million earned in the first nine months of 1994. On a fully diluted per share basis, the net loss for the nine-month period was $6.21, compared to $3.68 earned in 1994.
          The 1995 third quarter includes $147.7 million ($81.6 million after taxes or $8.42 per share) of restructuring charges incurred in connection with the Transaction. For the nine-month period, these charges amounted to $155.6 million ($86.9 million after taxes or $9.05 per share).
Total restructuring charges associated with the Transaction were $205.8 million ($114.9 million after taxes), including $27.9 million after taxes, or $2.74 per share, recorded in the fourth quarter of 1994. The following table shows the pre-tax composition of total restructuring charges:

                                                         (In Thousands)
     Severance and other termination related costs            $ 83,400
     Asset/liability and portfolio balancing                    45,200
     Disposition of facilities, premises and equipment          28,200
     Professional fees and other                                49,000
                                                              --------
               Total Restructuring Charges                    $205,800
                                                              ========

Fee Revenue
         For the third quarter of 1995, fee revenue decreased 5.1% to $73.0 million from $77.0 million in the third quarter of 1994. For the nine-month period of 1995, fee revenue amounted to $228.4 million, moderately higher than the $227.6 million earned in the first nine months of 1994. Excluding the Processing Business, fee revenue increased $5.1 million to $55.9 million in the third quarter of 1995. For the nine-month period of 1995, fee revenue increased $11.3 million to $161.2 million. Fee revenue for the most part is based on the prior quarter's asset values, thus the increase in Core Businesses' fee revenue reflects the overall strong equity and bond markets during the second quarter of 1995, in addition to net new business.

                                     Three-Month Periods                    Nine-Month Periods
                                     Ended September 30,       %            Ended September 30,        %
                                     -------------------     Better        ---------------------     Better
(In Thousands)                        1995        1994       (Worse)         1995         1994       (Worse)
                                     -------     -------     ------        --------     --------     ------
Asset Management                     $48,873     $44,076       10.9 %      $139,332     $130,615        6.7 %
Corporate Trust and Agency             7,024       6,680        5.1          21,897       19,331       13.3
                                     -------     -------                   --------     --------
Total Core Businesses                 55,897      50,756       10.1         161,229      149,946        7.5
                                     -------     -------                   --------     --------
Processing Business                   17,106      26,195         -           67,212       77,680         -
                                     -------     -------                   --------     --------
Total                                $73,003     $76,951       (5.1)%      $228,441     $227,626        0.4 %
                                     =======     =======       ====        ========     ========       ====

         Assets under management increased 7.6% to $44.3 billion at September 30, 1995, from $41.2 billion at June 30, 1995, and 45.2% from $30.5 billion at September 30, 1994. Special Fiduciary assets under management includes approximately $6.2 billion of GM-E stock (contributed by General Motors Corporation to its defined benefit plan during the first quarter of 1995 and managed by the Corporation's special fiduciary services group until the stock is distributed into the market). Assets under management, increased by 8.8% from June 30, 1995, and 16.6% from September 30, 1994 excluding special fiduciary assets, assets related to the Seligman acquisition ( see Notes to the Consolidated Financial Statements No. 2) and amounts pertaining to the Processing Business at June 30, 1995 and September 30, 1994.

Fee Revenue (Cont'd.)

                                    Sept. 30,     June 30,    Sept. 30,
(In Billions)                           1995         1995         1994
                                    ---------    --------     --------
Assets Under Management:
  Investment Management             $  31.7      $  29.2       $ 26.5
  Special Fiduciary                    12.6         12.0          4.0
                                    -------      -------      -------
          Total                        44.3         41.2         30.5
                                    -------      -------      -------
  Processing Business                   -            2.2          1.9
                                    -------      -------      -------
Total Assets Under Management          44.3         43.4         32.4
                                    -------      -------      -------
Assets Under Administration:
  Personal Custody and Other
    Assets Under Administration        12.9         11.4          7.7
  Corporate and Municipal
    Trusteeships and Agency
    Relationships (Par Value)         183.0        175.9        156.3
                                    -------      -------      -------
          Total                       195.9        187.3        164.0
                                    -------      -------      -------
  Processing Business                   -          221.3        222.9
                                    -------      -------      -------
Total Assets Under Administration     195.9        408.6        386.9
                                    -------      -------      -------
Total Assets Under Management
  and Administration                $ 240.2      $ 452.0      $ 419.3
                                    =======      =======      =======


Net Interest Income (Taxable Equivalent Basis)

         Net interest income, on a taxable equivalent basis, was $1.6 million lower in the third quarter of 1995, compared to the third quarter of 1994. For the nine months ended September 30, net interest income, on a taxable equivalent basis, was $2.7 million lower in 1995 than the comparable 1994 period. The decline in net interest income was significantly impacted by the following events.
         First, in anticipation of closing the Chase Transaction, the Corporation reduced the overall size of the balance sheet, (the average volume of securities for the quarter and nine-month period ended September 30, 1995 are $1.1 billion and $745 million lower than the corresponding periods of 1994) and shortened the maturity structure of the securities portfolio.

Net Interest Income (Taxable Equivalent Basis) (Cont'd.)

         Second, the Corporation's net interest revenue was dependent upon the average volume of non-interest bearing deposits generated by the Processing Business ("investable balances") as well as the general interest rate environment. Throughout 1995, the volume of the Processing Business' investable balances was lower in comparison to the 1994 levels.
         Finally, the nine-month period ended September 30, 1995 includes eight months of available investable balances from the Processing Business versus a full nine months for the respective 1994 period.

                                  Three-Month Periods                     Nine-Month Periods
                                  Ended September 30,      %              Ended September 30,        %
                                  -------------------    Better          ---------------------    Better
(In Thousands)                     1995        1994      (Worse)          1995          1994      (Worse)
                                  -------     -------    ------          --------     --------    -------
Interest Income                   $51,470     $50,378       2.2 %        $150,307     $136,762        9.9 %
Taxable Equivalent Adjustment         693       1,183     (41.4)            2,507        3,554      (29.5)
                                  -------     -------    ------          --------     --------    -------
Total Interest Income              52,163      51,561       1.2           152,814      140,316        8.9
Interest Expense                   24,521      22,365      (9.6)           69,538       54,371      (27.9)

Net Interest Income                27,642      29,196      (5.3)           83,276       85,945       (3.1)
                                  =======     =======    ======          ========     ========    =======


Net Gains (Losses) on Securities

          Net securities gains in the third quarter of 1995 were approximately $5.0 million versus a negligible gain in the third quarter of 1994. Net securities gains totalled $4.2 million for the first nine months of 1995, versus $2.1 million for the 1994 period. Both periods exclude security transactions entered into to re-balance the securities portfolio in anticipation of the Chase Transaction, which are included in the restructuring charges.

Operating Expenses

                                     Three-Month Periods                      Nine-Month Periods
                                      Ended September 30,       %             Ended September 30,        %
                                     --------------------    Better          ---------------------    Better
(In Thousands)                         1995        1994      (Worse)           1995         1994      (Worse)
                                     --------     -------    ------          --------     --------    ------
Salaries                             $ 31,662     $34,253       7.6 %        $101,134     $100,530      (0.6)%
Employee Benefits and
 Performance Compensation              17,914      15,787     (13.5)           55,323       52,550      (5.3)
                                     --------     -------                    --------     --------
Total Salaries and Benefits            49,576      50,040       0.9           156,457      153,080      (2.2)
Net Occupancy                          10,013      10,312       2.9            30,803       29,445      (4.6)
Equipment                               4,002       4,794      16.5            13,590       13,541      (0.4)
Other                                  26,051      17,376     (49.9)           65,217       51,556     (26.5)
Restructuring Costs                   147,725        -           -            155,589         -           -
                                     --------     -------                    --------     --------
Total Operating Expenses             $237,367     $82,522        -           $421,656     $247,622     (70.3)
                                     ========     =======      ====          ========     ========      ====

         Operating expenses, excluding Transaction-related restructuring charges, amounted to $89.6 million in the third quarter of 1995, 8.6% higher than the $82.5 million reported in the third quarter of 1994. Excluding amounts attributable to the Processing Business, operating expenses were $77.6 million for the 1995 third quarter, compared to $65.4 million for the 1994 third quarter. The 1995 third quarter includes approximately $3.0 million of expenses related to the revaluation of certain intangible assets and an approximate $3.0 million reserve for receivables.
         For the nine-month period ended September 30, 1995, operating expenses, excluding Transaction-related restructuring charges, were $266.1 million, an increase of 7.4% from the $247.6 million recorded in the first nine months of 1994. Excluding amounts attributable to the Processing Business, operating expenses were $219.0 million, compared to $197.0 million in the first nine months of 1994. In addition to the $3.0 million related to the revaluation of intangible assets and an approximate $3.0 million reserve for receivables recorded in the third quarter of 1995, the 1994 nine-month period included a $3.7 million reduction of operating expenses, primarily the result of the favorable impact of terminating certain lease commitments.


Income Taxes

         The Corporation's effective tax rate for the third quarter of 1995 was a benefit of 44.5%, compared to a charge of 41.1% for the comparable 1994 period. For the nine months ended September 30, 1995, the effective tax rate was a benefit of 45.5% versus a charge of 42.0% in 1994.

Capital and Liquidity

         The Corporation's ratio of tier 1 capital at September 30, 1995 to period end risk-adjusted assets was 9.47%, compared to 14.19% at September 30, 1994. The ratio of total capital at September 30, 1995 to period end risk-adjusted assets was 10.73%. At September 30, 1994 this ratio was 15.51%. The leverage ratio amounted to 5.01% and 5.70% at September 30, 1995 and 1994, respectively. The reduction in the Corporation's capital ratios is a direct result of the change, effective April 1, 1995, in the Federal Reserve Board's (the "Federal Reserve") method of determining tier 1 capital. Specifically, the Federal Reserve now limits the amount of deferred tax assets that qualify for tier 1 capital to the lower of 10% of tier 1 capital or the Corporation's projected earnings for the next year. However, if the Corporation has the ability to recover deferred tax assets from income taxes paid in prior years, the amount of the "carry back" capability, as defined, qualifies as tier 1 capital. Because the Corporation is a new tax payer, as of September 1, 1995, it does not have any tax carry back capability and accordingly, all of its deferred tax assets are subject to the aforementioned limitations. As the Corporation generates taxable income, the impact of the Federal Reserve's regulation on deferred tax assets will be mitigated.
         At September 30, 1995, the United States Trust Company of New York's (the "Trust Company") tier 1 capital ratio was 10.96% compared to 13.72% at September 30, 1994. The Trust Company's leverage ratio was 5.64% and 5.59% at September 30, 1995 and 1994, respectively.
         The Corporation requires access to funds sufficient to pay dividends to common shareholders, interest and principal to debt holders and for other corporate purposes. While the Disposition and Merger have had a significant effect on capital resources and the overall asset and liability structure, specifically the elimination of non-interest bearing deposits as a long-term funding source ( see "Asset/Liability Management" section for further information), the Corporation has maintained sufficient liquidity at the parent and each of its active subsidiaries.
         In connection with the Disposition and Merger, the Trust Company has satisfied and discharged the $10.8 million balance of its 8.5% Capital Notes Due 2001 and the Corporation has satisfied and discharged the $30 million balance of its 8% Notes due 1996.

Capital and Liquidity (Cont'd.)

         The Corporation announced the decision by its Board of Directors to declare quarterly dividends of $0.25 per share each. The first dividend is payable October 24, 1995, the second dividend is payable December 12, 1995.
         The Corporation's banking subsidiaries are subject to limitations on the amount of dividends they can pay to the Corporation without prior approval of the bank regulatory authorities. The Trust Company has received approval from bank regulatory authorities to pay dividends to the Corporation out of current earnings beginning September 1, 1995. At September 30, 1995, the banking subsidiaries can declare, in the aggregate, approximately $18.0 million without prior approval. Additionally, the Corporation may borrow, subject to certain regulatory restrictions, on a fully-collateralized basis from its subsidiaries.
         The Corporation has a $25 million unsecured revolving credit facility with a major financial institution maturing in 1998. At September 30, 1995, the credit facility is fully utilized.


Asset/Liability Management

         The principal functions of asset and liability management are to provide for adequate liquidity, to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities and to manage the size and composition of the balance sheet so as to maximize net interest income, while complying with bank regulatory agency capital standards.
         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("swaps") as hedges. Swaps are used to hedge the net yield earned on pools of fixed rate residential real estate mortgage loans. The following table provides details, as of September 30, 1995, of the notional amounts of swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its swaps.

                                         Maturing
                                 -----------------------
                                 Within 1         1 to 5
(Dollars In Thousands)               Year          Years         Total
                                 --------       --------      --------
Fixed Pay Swaps                  $ 30,250       $317,250      $347,500
Average Rate Paid                  7.8461%        6.8028%       6.8936%
Average Rate Received*             5.9014%        5.8945%       5.8951%

         * Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each swap.

Asset/Liability Management (Cont'd.)

         Due to the elimination of the Processing Business' non-interest bearing deposits as a long-term funding source, the Corporation sold over $800 million of long-term U.S. Government Treasury and Agency securities in the fourth quarter of 1994, and shortened the maturity structure of the securities portfolio. The Corporation has retained its fixed rate loan portfolio. As a result, the Corporation' s use of swaps as an asset/liability management tool has increased as a greater proportion of the Corporation's fixed rate assets will be funded with short-term interest bearing liabilities.
         The impact of the Corporation's hedging activities upon net interest revenue is detailed in the following table. The difference between the results "As Reported" and "Excluding Hedging Activities" reflects the cost of utilizing swaps.

                                           Three Month-Periods           Nine-Month Periods
                                           Ended September 30,           Ended September 30,
(Taxable Equivalent Basis;                 --------------------         ---------------------
Dollars In Thousands)                        1995        1994             1995         1994
                                           --------    --------         --------     --------
Net Interest Income:
  As Reported                              $ 27,642   $  29,196         $ 83,276     $ 85,945
  Excluding Hedging Activities             $ 28,464    $ 29,484         $ 84,947     $ 88,812
Net Yield on Interest Earning Assets:
  As Reported                                 3.66%       3.47%            3.82%        3.51%
  Excluding Hedging Activities                3.78%       3.51%            3.93%        3.62%


Securities Available for Sale

         During the first nine months of 1995, the Corporation purchased approximately $1.9 billion of securities available for sale, primarily U.S. Government and Federal Agency securities. During the nine-month period ended September 30, 1995, the Corporation sold approximately $874 million, versus $41.9 million of securities sold for the 1994 period.
         Approximately 66% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations. The remaining portfolio is primarily comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are primarily collateralized by GNMAs.
         The market value of securities available for sale exceeded their amortized cost by $1.8 million at September 30, 1995. At September 30, 1994, the amortized cost of securities available for sale exceeded their market value by $8.9 million. The increase in market value reflects the reduction of the Corporation's holdings of fixed rate U.S. Government Treasury obligations and GNMAs (see Asset/Liability Management) which during 1994, had a reduced market value due to the rising interest rate environment.

Interest Rate Sensitivity

         Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. Exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives.
         The following table provides the components of the Corporation's interest rate sensitivity gaps at September 30, 1995. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates. As of September 30, 1995, the Corporation had more liabilities repricing or maturing than assets (liability sensitive) in the 0-3 month category and had more assets repricing or maturing than liabilities (asset sensitive) in the 4-6 months and 7-12 months categories. In general, when an enterprise is liability sensitive, its net interest income will improve in a declining interest rate environment and will decline in a rising interest rate environment. Conversely, an asset sensitive enterprise will realize a benefit in net interest income if rates are rising and will have lower net interest income in a declining rate environment.

Interest Rate Sensitivity (Cont'd.)

                                                                                                           Net Other
                                       0 - 3         4 - 6        7 - 12        1 - 5         Over          Assets/
(In Thousands)                         Months        Months       Months        Years        5 Years      Liabilities         Total
                                    ----------   -----------   ----------     ----------    ----------    -----------    ----------
INTEREST EARNING ASSETS:
Short-Term Investments              $    1,230    $   -         $   -         $     -       $   -          $  -          $    1,230
Investment Securities                  570,044      38,501        88,778         100,378      14,324          -             812,025
Loans, Net of Allowance
  for Credit Losses                    691,488      20,425        45,642         336,408     282,117          -           1,376,080
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
Total Interest Earning Assets        1,262,762      58,926       134,420         436,786     296,441          -           2,189,335
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
INTEREST BEARING LIABILITIES:
Interest Bearing Deposits            1,504,940       1,560         1,260           2,570        -             -           1,510,330
Short-Term Credit Facilities           213,348        -             -               -           -             -             213,348
Long Term Debt                            -           -             -             17,434       2,000          -              19,434
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
Total Interest Bearing Liabilities   1,718,288       1,560         1,260          20,004       2,000          -           1,743,112
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
Asset/(Liability) Interest
  Sensitivity Gap                     (455,526)     57,366       133,160         416,782     294,441          -             446,223
Interest Rate Swaps                    344,750     (28,000)       (1,500)       (315,250)       -             -                -
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
Interest Rate Sensitivity Gap         (110,776)     29,366       131,660         101,532     294,441          -             446,223
Net Non Interest Earning Assets/
  (Bearing Liabilities) and
  Stockholders' Equity                   5,063      (4,731)       (9,462)      (276,976)    (179,392)          19,275      (446,223)
                                    ----------   -----------   ----------     ----------    ----------     ----------    ----------
Maturity/Repricing Gap                (105,713)     24,635       122,198       (175,444)     115,049           19,275          -
                                    ----------    ----------    ---------     ----------    ----------     ----------    ----------
Cumulative Gap                      $ (105,713)   $(81,078)    $  41,120      $(134,324)   $ (19,275)      $  -          $     -
                                    ==========   ===========   ==========     ==========    ==========     ==========    ==========

         In managing its interest rate sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities and fixed rate residential real estate mortgage loans. Historically, these investments have been funded by a portion of the non-interest bearing deposits of the Processing Business. To the extent that long-term fixed rate assets exceed long-term funding sources, the Corporation has obtained interest rate swaps to mitigate its interest rate exposure. The Corporation has increased the notional amount of swaps outstanding from approximately $68 million at September 30, 1994 to approximately $348 million at September 30, 1995. Investments in short-term and variable rate instruments, which are largely indexed to London Interbank Offered Rate, and investments in variable rate loans that are indexed to the Corporation's prime rate are funded by money market deposits mainly derived from private banking clients and other short-term interest bearing liabilities.

Asset Quality

         The Corporation's loan portfolio is primarily comprised of credit extensions to private banking customers. Average loans remained relatively stable with a moderate increase from $1.34 billion in the third quarter of 1994 to $1.36 billion in the third quarter of 1995. Residential real estate mortgages comprised approximately 65% of total loans at September 30, 1995 with fixed rate loans amounting to approximately 52% of the total portfolio.
         An analysis of the allowance for credit losses follows.

                                            Three-Month Periods               Nine-Month Periods
                                            Ended September 30,               Ended September 30,
                                          -----------------------           -----------------------
(In Thousands)                               1995            1994              1995            1994
                                          -------         -------           -------         -------
Balance, Beginning of Period              $15,871         $14,017           $14,699         $13,393
Provision Charged to Income                   400             500             1,200           1,500
Recoveries:
  Private Banking                             757             273             2,771             566
  Other                                        25              35               139             176
                                          -------         -------           -------         -------
                                              782             308             2,910             742
Charge-offs:
  Private Banking                            (154)           (398)             (890)         (1,058)
  Other                                       (37)           -               (1,057)           (150)
                                          -------         -------           -------         -------
                                             (191)           (398)           (1,947)         (1,208)
                                          -------         -------           -------         -------
Net (Charge-Offs) Recoveries                  591             (90)              963            (466)
                                          -------         -------           -------         -------
Balance, End of Period                    $16,862         $14,427           $16,862         $14,427
                                          =======         =======           =======         =======

As a percentage of average loans, annualized net loan recoveries were 17 basis points for the third quarter of 1995, compared to annualized net loan charge-offs of three basis points for the third quarter of 1994. For the nine months of 1995, annualized net loan recoveries as a percentage of average loans were ten basis points, versus annualized net loan charge-offs of five basis points for the 1994 period.
         The allowance for credit losses as a percentage of nonperforming loans was 178.32% at September 30, 1995, compared to 230.72% at December 31, 1994, and 268.71% at September 30, 1994. The ratio of nonperforming assets to period-end loans and real estate owned was 1.42% at September 30, 1995, compared to 1.14% at December 31, 1994 and 1.09% at September 30, 1994. Nonperforming assets, which include non-accrual loans and real estate acquired in restructurings, are as follows:

Asset Quality (Cont'd.)

                              Sept. 30,      December 31,      Sept. 30,
(In Millions)                   1995              1994           1994
                              --------      ------------       --------
Non-accrual loans                $ 9.4             $ 6.4          $ 5.4
Real estate acquired in
  restructurings                  10.5              12.3           11.9
                                 -----             -----          -----
Total Nonperforming Assets       $19.9             $18.7          $17.3
                                 =====             =====          =====


Accounting Standards Not Yet Adopted

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") issued in March 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. FAS 121 requires review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. FAS 121 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact of the adoption of FAS 121 on the financial condition and results of operations of the Corporation.

                       PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 10-Q

        (a) EXHIBITS:

2.1      - Agreement and Plan of Merger dated as of November 18, 1994
           (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Exhibit
           2.1 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994 ("Form 10-K") and included in the Form 10-K as Appendix A to the Proxy Statement/ Prospectus dated February 9, 1995, filed as Exhibit 99.1 to the Form 10-K ("Exhibit 99.1"). (1)(2)

2.2      - Form of Agreement and Plan of Distribution among UST, the former United States Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company of New York (the "Trust Company"), filed as Exhibit 2.2 to the Form 10-K and included in the Form 10-K as Appendix B to Exhibit 99.1.
           (1)(2)

2.3      - Form of Contribution and Assumption Agreement between USTNY and the Trust Company, filed as Exhibit 2.3 to the Form 10-K and included in the Form 10-K as Appendix C to Exhibit 99.1.
           (1)(2)

2.4      - Form of Post Closing Covenants Agreement among Chase, UST,
           USTNY, the Corporation and the Trust Company, filed as
           Exhibit 2.4 to the Form 10-K and included in the Form 10-K as Appendix D to Exhibit 99.1. (1)

2.5      - Tax Allocation Agreement dated as of September 1, 1995 among
           UST, the Corporation and Chase.

2.6      - Services Agreement between USTNY and the Trust Company, dated
           September 1, 1995.

----------------
(1) Incorporated herein by reference.

(2) The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

        (a) EXHIBITS:

3.1      - Restated Certificate of Incorporation of the Corporation,
           filed as Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (Registration No. 33-62371). (1)

3.2      - By-Laws of the Corporation, filed as Appendix II to the
           Corporation's Registration Statement on Form 10 dated
           February 9, 1995. (1)

4        - Note:  The exhibits filed herewith do not include the
           instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1      - Rights Agreement, dated as of September 1, 1995, between the
           Corporation and First Chicago Trust Company of New York, as Rights Agent, filed on September 5, 1995 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A. (1)

4.2      - Specimen certificate representing Rights to Purchase the
           Corporation's Series A Participating Cumulative Preferred Shares, filed on September 5, 1995 as Exhibit B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering such Rights. (1)

10.1     - Sublease agreement, dated September 1, 1995, between The Chase
           Manhattan Bank (National Association) as Sublessor, and the Trust Company, as Sublessee, covering space at 770 Broadway, New York, New York.


----------------

(1) Incorporated herein by reference.

        (a) EXHIBITS:

10.2     - Lease, dated as of September 10, 1987, between 46-47
           Associates, as Lessor, and USTNY, as Lessee, covering space at 114 West 47th Street, New York, New York;
           letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989;
           Subordination Agreement dated as of September 10, 1987 between USTNY and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West
           47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September
           10, 1987 among USTNY, the Lessor and 1155 Office Building
           Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York,
           New York) contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1989.(1)


10.3     - Lease modification agreement dated December 7, 1987, be-
           tween 46-47 Associates, as Lessor, and USTNY, as Lessee; Modification of Annex Agreement, dated December 7, 1987, between 46-47 Associates and USTNY; Modification of Right of First Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and USTNY, filed as Exhibit 10.5 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1993 (the "1993 10-K"). (1)

10.4     - Confirmation and Clarification Agreement dated March 10,
           1992, between 46-47 Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.6 to the 1993 10-K. (1)


----------------

(1) Incorporated herein by reference.

        (a) EXHIBITS:

10.5     - Clarification of Lease Modification Agreement, dated March
           24, 1992, between 46-47 Associates, as Lessor, and USTNY, as Lessee; Clarification of Right of First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and USTNY; Termination of Annex Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Grant of Easement and Zoning Lot and Development Agreement, dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture, dated March 24, 1992, between 46-47 Associates and David Puchall, filed as Exhibit
           10.7 to the 1993 10-K. (1)

10.6     - Second Lease Modification Agreement, dated May 10, 1993, between 46-47 Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.8 to the 1993 10-K. (1)

10.7     - License agreement between 46-47 Associates and USTNY for space in Cellar 201 at 114 West 47th Street, New York, New York, filed as Exhibit 10.9 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.8     - U.S. Trust Corporation Stock Plan for Non-Officer Directors,
           as amended and restated effective as of September 1, 1995.

10.9     - 1989 Stock Compensation Plan and Predecessor Plans of the
           Corporation, as amended, restated and renamed effective as of September 1, 1995.

10.10    - Benefit Equalization Plan of the Corporation, as amended and restated effective as of September 1, 1995.

10.11    - Board Members' Retirement Plan of the Corporation, as
           amended and restated effective as of September 1, 1995.

10.12    - Board Members' Deferred Compensation Plan of the Corporation,
           as amended and restated effective as of September 1, 1995.

10.13    - 1990 Annual Incentive Plan of the Trust Company and
           Affiliated Companies as amended and restated effective as of September 1, 1995.

----------------

(1) Incorporated herein by reference.

        (a) EXHIBITS:

10.14    - Incentive Award Plan of the Trust Company and Affiliated
           Companies as amended and restated effective as of September 1, 1995.

10.15    - 1995 Annual Incentive Plan of the Trust Company and
           Affiliated Companies.

10.16    - 1990 Change in Control and Severance Policy for Top Tier
           Officers of the Trust Company and Affiliated Companies as amended and restated effective September 1, 1995.

10.17    - 1990 Change in Control and Severance Policy for Officers and
           Employees of the Trust Company and Affiliated Companies as amended and restated effective September 1, 1995.

10.18    - Executive Deferred Compensation Plan of the Corporation, as
           amended and restated effective as of September 1, 1995.

10.19    - Executive Incentive Plan of the Corporation, as adopted
           effective September 1, 1995.

10.20    - 1995 Stock Option Plan of the Corporation, as adopted
           effective September 1, 1995.

10.21    - Agreements re supplemental retirement benefits for Messrs.
           Schwarz, Maurer, Taylor and Abramowitz, as amended and restated as of August 29, 1995.

11       - Statement re Computation of Net Income Per Share.

99       - Pro Forma Financial Information


        (b)  REPORTS ON FORM 8-K:

        (1) Current Report dated September 1, 1995, reporting under Item 2. Acquisition or Disposition of Assets, the consummation of the sale of the Corporation's institutional custody, mutual funds servicing and unit trust businesses to The Chase Manhattan Corporation ("Chase") for $363.5 million in Chase common stock.

                                SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             U. S. Trust Corporation
                                             -----------------------
                                                   (Registrant)





Date: November 14, 1995                       Richard E. Brinkmann
      -----------------                 -------------------------------
                                              Richard E. Brinkmann
                                              Senior Vice President
                                                 and Comptroller
                                         (Principal Accounting Officer)

                                EXHIBIT INDEX


2.1      - Agreement and Plan of Merger dated as of November 18, 1994
           (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Exhibit
           2.1 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994 ("Form 10-K") and included in the Form 10-K as Appendix A to the Proxy Statement/ Prospectus dated February 9, 1995, filed as Exhibit 99.1 to the Form 10-K ("Exhibit 99.1"). (1)(2)

2.2      - Form of Agreement and Plan of Distribution among UST, the former United States Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company of New York ("the "Trust Company"), filed as Exhibit 2.2 to the Form 10-K and included in the Form 10-K as Appendix B to Exhibit 99.1.
           (1)(2)

2.3      - Form of Contribution and Assumption Agreement between USTNY and the Trust Company, filed as Exhibit 2.3 to the Form 10-K and included in the Form 10-K as Appendix C to Exhibit 99.1.
           (1)(2)

2.4      - Form of Post Closing Covenants Agreement among Chase, UST,
           USTNY, the Corporation and the Trust Company, filed as
           Exhibit 2.4 to the Form 10-K and included in the Form 10-K as Appendix D to Exhibit 99.1. (1)

2.5      - Tax Allocation Agreement dated as of September 1, 1995 among the UST, the Corporation and Chase.

2.6      - Services Agreement between USTNY and the Trust Company, dated
           September 1, 1995.

----------------
(1) Incorporated herein by reference.

(2) The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

3.1      - Restated Certificate of Incorporation of the Corporation,
           filed as Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (Registration No. 33-62371). (1)

3.2      - By-Laws of the Corporation, filed as Appendix II to the
           Corporation's Registration Statement on Form 10 dated
           February 9, 1995. (1)

4        - Note:  The exhibits filed herewith do not include the
           instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.1      - Rights Agreement, dated as of September 1, 1995, between the
           Corporation and First Chicago Trust Company of New York, as Rights Agent, filed on September 5, 1995 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A. (1)

4.2      - Specimen certificate representing Rights to Purchase the
           Corporation's Series A Participating Cumulative Preferred Shares, filed on September 5, 1995 as Exhibit B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A registering such Rights. (1)

10.1     - Sublease agreement, dated September 1, 1995, between The Chase
           Manhattan Bank (National Association) as Sublessor, and the Trust Company, as Sublessee, covering space at 770 Broadway, New York, New York.


----------------

(1) Incorporated herein by reference.

10.2     - Lease, dated as of September 10, 1987, between 46-47
           Associates, as Lessor, and USTNY, as Lessee, covering space at 114 West 47th Street, New York, New York;
           letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989;
           Subordination Agreement dated as of September 10, 1987 between USTNY and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West
           47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September
           10, 1987 among USTNY, the Lessor and 1155 Office Building
           Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York,
           New York) contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1989.(1)


10.3     - Lease modification agreement dated December 7, 1987, be-
           tween 46-47 Associates, as Lessor, and USTNY, as Lessee; Modification of Annex Agreement, dated December 7, 1987, between 46-47 Associates and USTNY; Modification of Right of First Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and USTNY, filed as Exhibit 10.5 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1993 (the "1993 10-K"). (1)

10.4     - Confirmation and Clarification Agreement dated March 10,
           1992, between 46-47 Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.6 to the 1993 10-K. (1)


----------------

(1) Incorporated herein by reference.

10.5     - Clarification of Lease Modification Agreement, dated March
           24, 1992, between 46-47 Associates, as Lessor, and USTNY, as Lessee; Clarification of Right of First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and USTNY; Termination of Annex Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Grant of Easement and Zoning Lot and Development Agreement, dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture, dated March 24, 1992, between 46-47 Associates and David Puchall, filed as Exhibit
           10.7 to the 1993 10-K. (1)

10.6     - Second Lease Modification Agreement, dated May 10, 1993, between 46-47 Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated September 10, 1987, filed as Exhibit 10.8 to the 1993 10-K. (1)

10.7     - License agreement between 46-47 Associates and USTNY for space in Cellar 201 at 114 West 47th Street, New York, New York, filed as Exhibit 10.9 to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.8     - U.S. Trust Corporation Stock Plan for Non-Officer Directors,
           as amended and restated effective as of September 1, 1995.

10.9     - 1989 Stock Compensation Plan and Predecessor Plans of the
           Corporation, as amended, restated and renamed effective as of September 1, 1995.

10.10    - Benefit Equalization Plan of the Corporation, as amended and restated effective as of September 1, 1995.

10.11    - Board Members' Retirement Plan of the Corporation, as
           amended and restated effective as of September 1, 1995.

10.12    - Board Members' Deferred Compensation Plan of the Corporation,
           as amended and restated effective as of September 1, 1995.

10.13    - 1990 Annual Incentive Plan of the Trust Company and
           Affiliated Companies as amended and restated effective as of September 1, 1995.

----------------

(1) Incorporated herein by reference.

10.14    - Incentive Award Plan of the Trust Company and Affiliated
           Companies as amended and restated effective as of September 1, 1995.

10.15    - 1995 Annual Incentive Plan of the Trust Company and
           Affiliated Companies.

10.16    - 1990 Change in Control and Severance Policy for Top Tier
           Officers of the Trust Company and Affiliated Companies as amended and restated effective September 1, 1995.

10.17    - 1990 Change in Control and Severance Policy for Officers and
           Employees of the Trust Company and Affiliated Companies as amended and restated effective September 1, 1995.

10.18    - Executive Deferred Compensation Plan of the Corporation, as
           amended and restated effective as of September 1, 1995.

10.19    - Executive Incentive Plan of the Corporation, as adopted
           effective September 1, 1995.

10.20    - 1995 Stock Option Plan of the Corporation, as adopted
           effective September 1, 1995.

10.21    - Agreements re supplemental retirement benefits for Messrs.
           Schwarz, Maurer, Taylor and Abramowitz, as amended and restated as of August 29, 1995.

11       - Statement re Computation of Net Income Per Share.

27       - Financial Data Schedule

99       - Pro Forma Financial Information