Form 10-Q/A
period 1995-09-30
U S TRUST CORP /NY
filed 1995-12-28
CIK 936301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                SEPTEMBER 30, 1995
                           -----------------------------------------------------

Commission file number                        0-20469
                        --------------------------------------------------------

                            U. S. TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                         13-3818952
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

114 West 47th Street, New York, New York                            10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 852-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)


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

       9,739,144 shares, Common Stock $1 par value, as of October 31, 1995

The following is an amendment to U.S. Trust Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, as filed November 14, 1995. Portions of Exhibit 2.6 to such report (the Services Agreement between the former United States Trust Company of New York and New U.S. Trust Company of New York) were omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2. The Registrant is amending the September 30, 1995 Form 10-Q to include Schedule C, pages C-1 through C-10, redacted as requested by the Registrant's amended application (dated December 11, 1995) for confidential treatment.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     U.S. Trust Corporation
                                                  -----------------------------
                                                           (Registrant)


Date: December 27, 1995                                Richard E. Brinkmann
      -----------------                           -----------------------------
                                                       Richard E. Brinkmann
                                                       Senior Vice President
                                                         and Comptroller
                                                 (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------


            EXHIBIT 2.6   --  Schedule C to the Services Agreement