Form 10-K
period 1995-12-31
U S TRUST CORP /NY
filed 1996-03-06
CIK 936301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NUMBER
                 DECEMBER 31, 1995                                       0-20469

                            ------------------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                 13-3818952
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
 114 WEST 47TH STREET, NEW YORK, NEW YORK                   10036
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 852-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Shares, Par Value $1 Per Share
                                (Title of Class)

     Rights to Purchase Series A Participating Cumulative Preferred Shares
                                (Title of Class)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                      $477,218,056 as of January 31, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

9,739,144 Common Shares, Par Value $1 Per Share, as of January 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 23, 1996 are incorporated by reference into Part III.

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
U.S. Trust Corporation (the "Corporation") was incorporated in New York in 1977 and became a bank holding company in 1978. United States Trust Company of New York, a New York bank and trust company (the "Trust Company"), the Corporation's principal subsidiary, was created as a trust company by Special Act of the New York Legislature in 1853. The Corporation, through the Trust Company and its other subsidiaries, provides investment management, private banking, special fiduciary and corporate trust services to individuals and institutions. At December 31, 1995, the Corporation and its consolidated subsidiaries had investment management assets of $47.4 billion (including $13.9 billion of special fiduciary assets), total assets of approximately $2.6 billion, total deposits of approximately $2.0 billion and shareholders' equity of approximately $182 million. At year-end, the Corporation had 1,384 full-time employees.
     The Corporation's principal executive office is located at 114 West 47th Street, New York, New York 10036 and its telephone number at such office is
(212) 852-1000.
     For a description of the Corporation's principal areas of business, see the applicable section in Part I of this Report, below.

-------------------------------------------------------
DISPOSITION AND MERGER TRANSACTION
In 1995, the Corporation's predecessor ("UST") sold to The Chase Manhattan Corporation ("Chase") UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of UST's back office operations (collectively the "Chase Acquired Business") for $363.5 million in Chase common stock.
     The transaction with Chase was consummated through two almost simultaneous steps. First, on September 1, 1995, UST spun-off to its shareholders shares of common stock of a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation" or "Parent") on a share-for-share basis (the "Disposition"). The Corporation and its subsidiaries acquired the assets and operations of UST's asset management, private banking, special fiduciary and corporate trust businesses. Second, on September 2, 1995, UST, which then included only the assets and liabilities of the Chase Acquired Business, merged into Chase (the "Merger") and UST shareholders received 0.68 shares of Chase common stock for each share of UST. The number of shares of Chase common stock received by UST shareholders was based upon an exchange ratio calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low prices of Chase common stock for the ten trading days immediately before the closing date. Based on the exchange formula, Chase issued 6,619,758 of its shares to UST's shareholders on a pro rata basis.
     In connection with the Disposition and Merger, Chase agreed to provide securities processing, custodial, data processing and other services to the Corporation under the five-year term of a services agreement (the "Services Agreement") at an annual base fee of $10 million. The Services Agreement may be extended an additional two to five years beyond its initial term.
     As a result of the Disposition and Merger, the Corporation incurred restructuring charges that aggregated $205.8 million ($114.9 million after taxes). During 1995, the Corporation incurred $155.6 million ($86.9 million after taxes or $9.05 per share) of restructuring charges. During 1994, $50.2 million ($27.9 million after taxes or $2.74 per share) of restructuring charges were recorded. See "Notes to the Consolidated Financial Statements No. 1" for additional information.

-------------------------------------------------------
DESCRIPTION OF THE CORPORATION'S BUSINESSES
Set forth below is a description of the Corporation's businesses as of December 31, 1995.

-------------------------------------------------------
Personal Investment Management and Related Services
The Corporation provides investment management, fiduciary and private banking services to affluent individuals and families. This is its principal line of business.
     The foundation of the Corporation's services to the personal market is investment management. At December 31, 1995, personal investment assets under management were $25.7 billion or approximately 80% of investment assets under management. The Corporation believes that it differentiates itself from its competitors through its ability to provide, in addition to investment management, trust services, financial, estate and tax planning, and private banking.
     The Corporation has divided its personal market into three segments and tailored its products and service delivery to each. Its primary market consists of individuals with $2 million to $50 million in financial assets. Investment portfolios for this market segment are generally individually managed. The Corporation provides both balanced accounts and specialized investment services for these clients, and they generally utilize the Corporation's fiduciary and private banking services as well. The Corporation recently established the UST Private Equity Investors Fund which offers clients venture capital and private investment opportunities. In 1996, the Corporation plans to establish a separate value investing pooled fund, as well as an exchange fund for clients who hold significant amounts of low-cost-basis stock.
     For the second segment of the Corporation's personal market -- those clients with $250,000 to $2 million in financial assets -- the Corporation offers the "Wealth Management Account," an investment advisory service that utilizes the Excelsior family of 34 mutual funds. The Corporation's Wealth Management Account assets now total over $1.0 billion with an average account balance size of approximately $650,000. The Excelsior Funds had $3.6 billion in assets at December 31, 1995.
     The third segment of the Corporation's personal market includes families with over $50 million in assets whose financial needs are particularly complex. In addition to investment management the Corporation offers an enhanced master custody product for this market, as well as specialized consulting services for family-owned businesses. The Corporation's CTC Consulting subsidiary specializes in helping high-net-worth families to develop investment policy and to select and monitor investment managers.
     The Corporation provides private banking services through its offices in New York City and to clients of its regional offices in California, Florida and Texas in order to meet the full spectrum of its clients' financial needs. Private banking is also an important gateway into U.S. Trust for new clients.
     A major strategy for the growth of the Corporation's personal investment management business for over a decade has been national expansion. Personal investment management clients usually require services to be provided at the local level. Expanding beyond its New York City headquarters to meet these demands, the Corporation has established offices nationwide in areas where wealth is concentrated: California, Connecticut, Florida, New Jersey, Oregon and Texas. The Corporation's current priorities include broadening its presence in those regions where it currently provides investment management services, while selectively pursuing opportunities to enter new areas of wealth concentration. In 1996, the Corporation will open new offices in Greenwich and West Hartford, Connecticut, as well as in Garden City, Long Island. The Corporation expects to expand to Houston, Texas, on a limited scale in 1996, and add personal sales representatives to its Washington, D.C. office.
     The Corporation has placed increased emphasis on the sales effort supporting the personal investment management business, including in recent years a three-fold increase in the size of its sales force and the implementation a decade ago of a generous sales incentive program for all employees.

-------------------------------------------------------
Institutional Investment Management
The Corporation's institutional investment management business provides a wide range of services directly to institutional clients, including individually managed domestic and international equity, fixed-income, money market and balanced portfolios, as well as specialized investment alternatives. A special focus of the Corporation is endowments, foundations and other non-profit organizations. At December 31, 1995, the Corporation managed approximately $7.8 billion for these institutions. The Corporation offers institutional clients a variety of pooled investment vehicles, utilizing the Corporation's Excelsior mutual funds.
     In 1995, the Corporation introduced a new bundled 401(k) product which uses the Excelsior Funds and offers a high degree of flexibility. The Corporation will provide investment management and administrative services for the product, which will include an employee education component and third-party recordkeeping. To enhance the distribution of its mutual funds, Federated Services Company was retained by the Board of Directors of the mutual funds to distribute the Excelsior Funds. The Corporation will market the funds through broker/dealers, regional banks, bank trust departments and financial planners.

-------------------------------------------------------
Special Fiduciary Services
The Corporation provides investment, fiduciary and consulting services to employee benefit plans that invest in major blocks of employer stocks. The Corporation specializes in providing these services to large, complex plans and believes it is the leading provider of such services to this segment of the market. The use of employer securities in retirement plans has increased in the past decade. The Corporation currently serves as discretionary trustee to over 40 clients with approximately $14 billion in assets under management.

-------------------------------------------------------
Corporate Trust
The Corporation is one of the nation's leading corporate trustees providing trust, agency and related services to public and private corporations, municipalities and financial institutions. The Corporation has built numerous long-term relationships which generate a considerable amount of recurring business. Corporate trust assets currently total over $190 billion, and the

Corporation ranks among the top 10 corporate trustees in the nation.
     In the tax-exempt market in 1995, the Corporation was the leading trustee in New York State and among the top three nationally for new municipal long-term debt issues for the fifth year in a row. Providing support for complex new types of securities continues to be the fastest growing segment of the corporate trust business. Growth has also been strong in the Corporation's bond immobilization services with the par value of accounts increasing to $39.3 billion as of December 31, 1995.
     Although most of the Corporation's corporate trust business emanates from its office in New York, the California and Texas offices have made increasingly important contributions to the growth of the business in recent years.

-------------------------------------------------------
COMPETITION
The Corporation's personal investment management business is highly competitive. A wide variety of institutions are vying for this business, including other investment management companies, brokerage firms, mutual fund companies, and banking institutions. No one competitor dominates this market. In the personal trust business, the Corporation competes primarily with large commercial banks, as well as smaller regional banks throughout the country and brokerage and investment management firms with trust powers. In private banking, the Corporation operates in an intensely competitive environment, both as to service and price, with other banks in those markets where it offers private banking services.
     Competition in the Corporation's special fiduciary services business, as well as the corporate trust business, comes primarily from other major trust companies.

-------------------------------------------------------
BANKING AND TRUST SUBSIDIARIES
The Trust Company is a member bank of the Federal Reserve System, an insured bank of the Federal Deposit Insurance Corporation and a member of the New York Clearing House Association. The Trust Company had total assets of approximately $2.2 billion, total deposits of approximately $1.8 billion and shareholder's equity of approximately $155 million at December 31, 1995. At year-end, the Trust Company had 1,031 full-time employees.
     The Corporation's other banking subsidiaries are U.S. Trust Company of California, N.A. ("California"), U.S. Trust Company of Florida Savings Bank ("Florida") and U.S. Trust Company of Texas, N.A. ("Texas"). Each of these subsidiaries has full banking and trust powers within their respective states and provides essentially comparable services to those offered by the Trust Company. U.S. Trust Company of New Jersey ("New Jersey") and U.S. Trust Company of Connecticut ("Connecticut") are limited-purpose trust companies. U.S. Trust Company of the Pacific Northwest and CTC Consulting Inc., are Oregon-based and provide trust, investment management and financial consulting services to individuals and institutions.

-------------------------------------------------------
GOVERNMENT MONETARY POLICIES
Monetary authorities have a significant impact on the operating results of the Corporation and other financial service institutions. The decisions of the Board of Governors of the Federal Reserve System (the "Board") affect the supply of money and member bank reserves through open market operations in U.S. Government securities or by changes in the discount rate or reserve requirements. The Board's actions have an important influence on the growth of bank loans and investments and the level of interest charged for loans and paid on deposits. Because of changing conditions in the money markets, as a result of actions by the Board and other regulatory authorities, interest rates, credit availability, deposit levels and bond and stock prices may change materially due to circumstances beyond the control of the Corporation.

-------------------------------------------------------
SUPERVISION AND REGULATION OF THE CORPORATION
AND AFFILIATES

General
The Corporation is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of the Corporation to benefit from the distribution of assets of any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary except to the extent that a claim of the Corporation as a creditor may be recognized.
     There are various statutory and regulatory limitations on the extent to which banking subsidiaries of the Corporation can finance or otherwise transfer funds to the Corporation or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the Corporation or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

     There are also regulatory limitations on the payment of dividends directly or indirectly to the Corporation from its banking subsidiaries. Under applicable banking statutes, at December 31, 1995, the banking institutions that are subsidiaries of the Corporation could have declared dividends of approximately $15.9 million without regulatory approval.
     Under the policy of the Board, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by the Corporation to any of the subsidiary banks would be subordinate in right of payment to deposits and obligations to general creditors of such subsidiary bank. Further, the Crime Control Act of 1990 provides that in the event of the bankruptcy of the Corporation, any commitment by the Corporation to bank regulators to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

-------------------------------------------------------
Bank Holding Company Act of 1956
--------------------------------
The Corporation is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "Act") and is so registered with the Board. As such, the Corporation is required to file with the Board annual reports and other information and is subject to examination regarding its business operations and those of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.
     The Act also requires a bank holding company to obtain the prior approval of the Board before it may acquire substantially all the assets of any bank or before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. Until September 29, 1995, the Act prohibited the acquisition by a bank holding company of shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition was specifically authorized by a statute of the state in which the bank to be acquired is located. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act generally authorizes bank holding companies to acquire banks located in any state commencing on September 29, 1995. In addition, it generally authorizes national and state chartered banks to merge across state lines commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt out" of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate merger provisions. Further, the Interstate Act provides that states may act affirmatively to permit de novo branching by banking institutions across state lines. The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is engaging in, or acquiring shares of a company which engages in, activities which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking and banking-related businesses as equipment leasing, computer service bureau operations, acting as investment or financial adviser, performing fiduciary, agency and custodial services, certain types of real estate financing and providing management consulting advice to non-affiliated banks.
     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, as weighed against the risks or possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern. The Board may order a bank holding company to terminate any activity or its ownership or control of a nonbank subsidiary if the Board finds that such activity or ownership or control constitutes a serious risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles or statutory purposes.

-------------------------------------------------------
Other Federal and State Banking Regulation
------------------------------------------
The Superintendent of Banks of the State of New York has the discretion to examine the affairs of the Corporation for the purpose of determining the financial condition of the Trust Company. The Trust Company and its operations are subject to federal and New York State laws applicable to commercial banks and trust companies and to regulation and examination by both federal and New York banking authorities. Government regulations affecting the Trust Company and its operations include minimum capital requirements, the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by the Trust Company and restrictions relating to investments and other activities.
     New York banks are barred from acting as a fiduciary in a number of states, and in a number of other states where they may and do act as a fiduciary, their activities are limited by state law and regulations.
     The Corporation through its ownership of Florida is a savings bank holding company. Accordingly, the Corporation and Florida are subject to regulation and examination by the Office of Thrift Supervision. California and Texas are subject to regulation and examination by the Office of the Comptroller of the Currency. New Jersey is subject to regulation and examination by the Banking Department of the State of New Jersey. Connecticut is subject to regulation and examination by the Department of Banking of the State of Connecticut. U.S. Trust Company of the Pacific Northwest is subject to regulation and examination by the Division of Finance and Corporate Securities of the State of Oregon.
     The Federal Reserve Act and the Federal Deposit Insurance Act impose certain restrictions on loans by the bank subsidiaries to the Corporation and each other. In addition, the Corporation and its subsidiaries are subject to restrictions imposed by the Banking Act of 1933 with respect to engaging in certain aspects of the securities business.

-------------------------------------------------------
FIRREA
As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, any or all of the Corporation's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by, the Federal Deposit Insurance Corporation ("FDIC") after August 9, 1989, in connection with (a) the default of any other of the Corporation's subsidiary banks or (b) any assistance provided by the FDIC to any other of the Corporation's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

-------------------------------------------------------
FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991, provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain provisions of FDICIA and its implementing regulations is provided below.

Risk Based Deposit Insurance Assessments:
     A significant portion of the additional funding to BIF is in the form of borrowings to be repaid by insurance premiums assessed on BIF members. Insurance premiums for a BIF-Insured institution are based on whether the institution is within the definition of "well capitalized", "adequately capitalized" or "undercapitalized". For purposes of the risk based assessment system, a well capitalized institution is one that has a total risk based capital ratio of 10% or more, a Tier 1 risk based capital of 6% or more, and a Tier 1 leverage ratio of 5% or more. An adequately capitalized institution has a total risk based capital ratio of 8% or more, a Tier 1 risk based capital ratio of 4% or more, and a leverage ratio of 4% or more. An undercapitalized institution is one that does not meet either of the foregoing definitions. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. At December 31, 1995, each of the Corporation's banking subsidiaries was classified as "well capitalized" under these provisions.
     In 1995, the FDIC reached the designated reserve ratio of 1.25% and has accordingly reduced its assessment rates. The Corporation received a $1.4 million rebate in the third quarter of 1995 related to the reduced assessment rate.

Prompt Corrective Action:
     FDICIA also provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. FDICIA establishes five tiers of capital measurement ranging from "well capitalized" to "critically undercapitalized" as follows:

                                              Tier 1              Tier 1               Total
                                          Leverage Ratio     Risk Based Ratio     Risk Based Ratio
                                          --------------     ----------------     ----------------
--------------------------------------------------------------------------------------------------
Well Capitalized........................   5% or above       6% or above          10% or above
Adequately Capitalized..................   4% or above*      4% or above          8% or above
Undercapitalized........................   Less than 4%      Less than 4%         Less than 8%
Significantly Undercapitalized..........   Less than 3%      Less than 3%         Less than 6%
Critically Undercapitalized.............   --                --                   2% or below

--------------------------------------------------------------------------------
*3% for banks with the highest CAMEL (supervisory) rating.

A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. At December 31, 1995, each depository institution that is a subsidiary of the Corporation was classified as "well capitalized" under the prompt corrective actions regulations described above.
     Any depository institution that is undercapitalized and which fails to meet regulatory capital requirements specified in FDICIA must submit a capital restoration plan guaranteed by the bank holding company controlling such institution, and the regulatory agencies may place limits on asset growth and restrict activities of the institution (including transactions with affiliates), require the institution to raise additional capital, dispose of subsidiaries or assets or to be acquired and, ultimately, require the appointment of a receiver. In addition to the requirement of mandatory submission of a capital restoration plan, under FDICIA, an undercapitalized institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. Further, undercapitalized depository institutions are subject to restrictions on borrowing from the Board.
     Undercapitalized and significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. In addition, significantly undercapitalized depository institutions also are prohibited from awarding bonuses or increasing compensation of senior executive officers until approval of a capital restoration plan. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Safety and Soundness Standards:
     FDICIA directs each federal banking agency to prescribe safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses without impairing capital and, to the extent feasible, a minimum ratio of market value to book value for publicly traded shares. Proposed regulations to implement the safety and soundness standards were issued in November 1993. The ultimate cumulative effect of these standards cannot currently be forecast.
     FDICIA also contains a variety of other provisions that may affect the Corporation's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

-------------------------------------------------------
Capital Guidelines
Under the capital guidelines adopted by the Board, the minimum ratio of total capital to the risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) of a bank holding company is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, a limited amount of perpetual preferred stock, a limited amount of deferred tax assets, less goodwill and disallowed intangibles ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). As of April 1, 1995, the Board has set a limit to the amount of deferred tax assets that qualify for Tier 1 capital to the lower of 10% of Tier 1

Capital or the amount of deferred tax assets the Corporation can reasonably expect to realize within one year. In addition, the Board requires a leverage ratio (Tier 1 capital to quarterly average total assets, net of goodwill, disallowed intangibles and disallowed deferred tax assets) of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. Such rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. The state chartered and national banking institutions that are subsidiaries of the Corporation are subject to similar capital requirements.
     The federal banking agencies continue to indicate their desire to raise capital requirements applicable to banking organizations, and recently proposed amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the determination of a bank's minimum capital requirements. The proposed amendments are intended to require that banks effectively measure and monitor their interest rate risk and that they maintain capital adequate for that risk. Under the proposed amendments, banks with interest rate risk in excess of a defined supervisory threshold would be required to maintain additional capital beyond that generally required. In addition, the federal banking agencies recently proposed amendments to their risk-based capital standards to provide for the concentration of credit risk and certain risks arising from nontraditional activities, as well as a bank's ability to manage these risks, as important factors in assessing a bank's overall capital adequacy.
     As of December 31, 1995, the Corporation's Tier 1 Leverage Ratio is 5.21%, Tier 1 Risk Based Capital Ratio is 9.23% and the Total Risk Based Ratio is 10.40%. The Trust Company's Tier 1 Leverage Ratio is 6.07%, the Tier 1 Risk Based Ratio is 11.20% and the Total Risk Based Ratio is 12.34%. As of December 31, 1995, the Corporation and each of its banking subsidiaries are well capitalized.

-------------------------------------------------------
SELECTED STATISTICAL INFORMATION
The following tables contain the Corporation's consolidated statistical information relating to, and should be read in conjunction with, the consolidated financial statements reported under Item 8.

-------------------------------------------------------

ANALYSIS OF CHANGE IN NET INTEREST REVENUE FOR THE YEARS ENDED DECEMBER 31,
The following table, on a taxable equivalent basis, is an analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate.

--------------------------------------------------------------------------------

                                                     1995 Compared to 1994          1994 Compared to 1993
                                                  Increase (Decrease) Due to      Increase (Decrease) Due to
                                                          Change in:                      Change in:
                                                 -----------------------------   ----------------------------
                                                 Average    Average              Average   Average
                (In Thousands)                   Balance     Rate      Total     Balance     Rate      Total
-------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
Short-Term Investments.........................  $ 11,046   $ 8,661   $ 19,707   $(8,996)  $  4,308   $(4,688)
Loans(1)(2)....................................     3,248    11,297     14,545    14,912      2,373    17,285
Securities(3):
  U.S. Government Obligations..................   (18,720)    7,574    (11,146)   21,851    (10,190)   11,661
  Federal Agency Obligations...................   (29,442)    6,833    (22,609)   (4,288)     2,070    (2,218)
  State and Municipal Obligations..............    (1,398)     (346)    (1,744)   (2,677)      (958)   (3,635)
  Collateralized Mortgage Obligations..........    (1,903)    1,578       (325)   (5,333)     2,670    (2,663)
  Other Securities.............................       654     1,138      1,792       440        178       618
                                                 --------   -------   --------   -------   --------   -------
Total Securities...............................   (50,809)   16,777    (34,032)    9,993     (6,230)    3,763
                                                 --------   -------   --------   -------   --------   -------
Total Interest Earning Assets..................   (36,515)   36,735        220    15,909        451    16,360
                                                 --------   -------   --------   -------   --------   -------
Interest Bearing Sources of Funds:
Interest Bearing Deposits......................     4,414    22,926     27,340     2,966      7,484    10,450
Short-Term Credit Facilities...................   (23,596)    8,912    (14,684)    9,053      6,430    15,483
Long-Term Debt.................................    (1,279)      (42)    (1,321)     (253)       (34)     (287)
                                                 --------   -------   --------   -------   --------   -------
Total Sources on Which Interest is Paid........   (20,461)   31,796     11,335    11,766     13,880    25,646
                                                 --------   -------   --------   -------   --------   -------
Change in Net Interest Revenue-
  Taxable Equivalent Basis.....................  $(16,054)  $ 4,939    (11,115)  $ 4,143   $(13,429)   (9,286)
                                                 ========   =======              =======   ========
Tax Equivalent Adjustment......................                          1,479                          1,156
                                                                      --------                        -------
Change in Net Interest Revenue.................                       $ (9,636)                       $(8,130)
                                                                      ========                        =======

--------------------------------------------------------------------------------

Changes that are not due solely to volume or rate have been allocated ratably to their respective categories.
(1)The average principal balances of non-accrual and reduced rate loans are included in the above figures.
(2)Loans include the Loan to ESOP, which had an average balance of $13,666,000 in 1995, $16,385,000 in 1994 and $18,902,000 in 1993.
(3)Includes securities classified as available for sale during 1995 and securities classified as available for sale and held to maturity during 1994. The average balance and average rate for securities available for sale has been calculated using their amortized cost.

THREE-YEAR NET INTEREST REVENUE (TAX EQUIVALENT BASIS) AND AVERAGE BALANCES FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                                            1995
                                                             -----------------------------------
                                                              Average                    Average
                  (Dollars in Thousands)                      Balance       Interest      Rate
------------------------------------------------------------------------------------------------
ASSETS
Short-Term Investments.....................................  $  548,655     $ 32,280        5.88%
                                                             ----------     --------
Securities(1):
  U.S. Government Obligations..............................     428,495       23,572        5.50
  Federal Agency Obligations...............................     188,839       13,585        7.19
  State and Municipal Obligations(2).......................      66,605        6,324        9.49
  Collateralized Mortgage Obligations(3)...................      50,191        3,208        6.39
  Other Securities.........................................      66,631        3,927        5.89
                                                             ----------     --------
Total Securities...........................................     800,761       50,616        6.32
                                                             ----------     --------
Loans(2)(4)(5).............................................   1,368,641      109,094        7.97
                                                             ----------     --------
Total Interest Earning Assets..............................   2,718,057      191,990        7.06
                                                             ----------     --------
Allowance for Credit Losses................................     (16,174)
Cash and Due From Banks....................................     223,860
Other Assets...............................................     401,697
                                                             ----------
Total Assets...............................................  $3,327,440
                                                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Deposits..................................  $1,491,412       75,268        5.05
Short-Term Credit Facilities...............................     193,088       11,308        5.86
Long-Term Debt.............................................      46,653        3,763        8.07
                                                             ----------     --------
Total Sources on Which Interest is Paid....................   1,731,153       90,339        5.22
                                                             ----------     --------
Total Non-Interest Bearing Deposits........................   1,186,473
Other Liabilities..........................................     177,452
Stockholders' Equity(5)....................................     232,362
                                                             ----------
Total Liabilities and Stockholders' Equity.................  $3,327,440
                                                             ==========
Net Interest Revenue (Tax Equivalent Basis)................                 $101,651
                                                                            ========
Net Yield on Interest Earning Assets.......................                                 3.74

--------------------------------------------------------------------------------

(1)Includes securities classified as available for sale in 1995 and securities classified as available for sale and held to maturity in 1994 and 1993. The average balance and average rate for securities available for sale has been calculated using their amortized cost.
(2)Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the Federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of approximately 47% for 1995, 1994 and 1993.
(3)Primarily comprised of variable rate collateralized mortgage obligations.
(4)The average principal balances of non-accrual and reduced rate loans are included in the above figures.
(5)Loans include the Loan to ESOP, which had an average balance of $13,666,000 in 1995, $16,385,000 in 1994 and $18,902,000 in 1993.

--------------------------------------------------------------------------------

                               1994                                    1993
-----------------------------------     -----------------------------------
 Average                    Average      Average                    Average
 Balance       Interest      Rate        Balance       Interest      Rate
-----------------------------------     -----------------------------------
$  326,576     $ 12,573        3.85%    $  558,222     $ 17,261        3.09%
----------     --------                 ----------     --------
   768,798       34,718        4.52        394,717       23,057        5.84
   598,097       36,194        6.05        668,951       38,412        5.74
    81,189        8,068        9.94        107,463       11,703       10.89
    79,972        3,533        4.42        200,714        6,196        3.09
    52,774        2,135        4.05         41,571        1,517        3.65
----------     --------                 ----------     --------
 1,580,830       84,648        5.35      1,413,416       80,885        5.72
----------     --------                 ----------     --------
 1,324,285       94,549        7.14      1,114,575       77,264        6.93
----------     --------                 ----------     --------
 3,231,691      191,770        5.93      3,086,213      175,410        5.68
----------     --------                 ----------     --------
   (14,093)                                (13,601)
   321,549                                 324,802
   465,752                                 423,888
----------                              ----------
$4,004,899                              $3,821,302
----------                              ----------
$1,373,421       47,928        3.49     $1,277,467       37,478        2.93
   595,994       25,992        4.36        356,199       10,509        2.95
    62,513        5,084        8.13         65,619        5,371        8.19
----------     --------                 ----------     --------
 2,031,928       79,004        3.89      1,699,285       53,358        3.14
----------     --------                 ----------     --------
 1,565,158                               1,760,892
   164,443                                 135,749
   243,370                                 225,376
----------                              ----------
$4,004,899                              $3,821,302
==========                              ==========
               $112,766                                $122,052
               ========                                ========
                               3.49                                    3.95

--------------------------------------------------------------------------------

STATISTICAL SUMMARY
--------------------------------------------------------------------------------

(In Millions)                                                           1995      1994      1993
------------------------------------------------------------------------------------------------
Securities (Carrying Amount at Year End)(1):
U.S. Government Obligations...........................................  $482     $  601     $212
Federal Agency Obligations............................................   110        240      439
State and Municipal Obligations.......................................    51         76       90
Collateralized Mortgage Obligations...................................    41         59      116
Other Securities......................................................    76         58       66
                                                                        ----     ------     ----
  Total...............................................................  $760     $1,034     $923
                                                                        ====     ======     ====

(1)1995 and 1994 amounts are comprised of securities available for sale, that are carried at their estimated fair value. 1993 amounts include securities available for sale, that are carried at their estimated fair value, and securities held to maturity, that are carried at their amortized cost.

--------------------------------------------------------------------------------

                                     Within 1 Year        1-5 Years          5-10 Years       Over 10 Years
                                    ----------------   ----------------   ----------------   ----------------
                                            Weighted           Weighted           Weighted           Weighted
                                            Average            Average            Average            Average
      (Dollars in Millions)         Amount  Yield(2)   Amount  Yield(2)   Amount  Yield(2)   Amount  Yield(2)   Total
----------------------------------------------------------------------------------------------------------------------
Maturity Schedule of Securities
Based on Amortized Cost at
December 31, 1995:(3)
U.S. Government Obligations.......    $356      3.86%    $126      5.86%     $--        --%    $ --        --%    $482
Federal Agency Obligations........      21      6.35       24      6.58        2      6.76       62      6.42      109
State and Municipal Obligations...       9     10.32       27     10.29        1     10.32       12      8.50       49
Collateralized Mortgage
  Obligations.....................      10      7.72       --        --       --        --       32      6.54       42
Other Securities..................      67      5.50        4      5.64       --        --       --        --       71
                                      ----               ----                ---               ----               ----
  Total...........................    $463               $181                $ 3               $106               $753
                                      ====               ====                ===               ====               ====

(2)Yields have been computed by dividing annualized interest revenue, on a taxable equivalent basis, by the amortized cost of the respective securities.
(3)Excludes Federal Reserve Bank and Federal Home Loan Bank stock of approximately $4 million; Excludes unrealized gains of $3 million related to securities available for sale.

--------------------------------------------------------------------------------

                   (In Thousands)                     Within 1 Year   1-5 Years   Over 5 Years        Total
-----------------------------------------------------------------------------------------------------------
Maturity Schedule of Loans at December 31, 1995:
Private banking:
  Residential real estate mortgages(4)..............    $ 194,405     $ 98,984      $644,467     $  937,856
  Other.............................................      438,121        4,319        10,190        452,630
                                                         --------     --------      --------     ----------
Total private banking loans.........................      632,526      103,303       654,657      1,390,486
                                                         --------     --------      --------     ----------
Loans to financial institutions for purchasing and
  carrying securities...............................       61,372        --           --             61,372
All other...........................................        6,831          201           805          7,837
                                                         --------     --------      --------     ----------
  Total.............................................    $ 700,729     $103,504      $655,462     $1,459,695
                                                        =========     ========      ========     ==========
Interest Sensitivity of Loans at December 31, 1995:
Loans with predetermined interest rates.............                  $ 87,703      $500,214     $  587,917
Loans with floating or adjustable interest rates....                    15,801       155,248        171,049
                                                                      --------    -----------    ----------
  Total.............................................                  $103,504      $655,462     $  758,966
                                                                      ========    ==========     ==========

--------------------------------------------------------------------------------

(4)Maturities are based upon the contractual terms of the loans.

                                             1995                1994                1993
                                        ---------------     ---------------     ---------------
        (Dollars in Millions)           Amount     Rate     Amount     Rate     Amount     Rate
-----------------------------------------------------------------------------------------------
Analysis of Average Daily Deposits:
  Non-Interest Bearing Deposits.......  $1,186              $1,565              $1,761
  Certificates of Deposit of $100,000
     or more..........................      60     4.91%        33     4.18%        26     3.04%
  Money Market and Other Savings
     Deposits.........................   1,432     5.17      1,341     3.45      1,251     2.93
                                        ------              ------              ------
     Total Deposits...................  $2,678              $2,939              $3,038
                                        ======              ======              ======
-----------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                         Certificates        Other
(In Millions)                                                             of Deposit       Deposits
---------------------------------------------------------------------------------------------------
Maturity Distribution of Interest Bearing Deposits in
  Amounts of $100,000 or more at December 31, 1995:
Time remaining until maturity:
  Three months or less...............................................       $60            $1,066
  Three through six months...........................................         2                --
  Six through twelve months..........................................         1                --
  Over twelve months.................................................         2                --
                                                                            ---            ------
     Total...........................................................       $65            $1,066
                                                                            ===            ======
---------------------------------------------------------------------------------------------------

SUMMARY OF CREDIT LOSS EXPERIENCE

--------------------------------------------------------------------------------

(In Thousands)                                           1995         1994         1993       1992       1991
-------------------------------------------------------------------------------------------------------------
Analysis of Allowance for Credit Losses:
Balance, January 1...............................  $   14,699   $   13,393   $   11,676   $  8,661   $  8,599
                                                   ----------   ----------   ----------   --------   --------
Charge-Offs:
  Private banking................................      (1,910)      (1,349)      (3,762)    (2,856)    (5,776)
  Other..........................................      (1,520)        (150)        (338)      (710)      (509)
                                                   ----------   ----------   ----------   --------   --------
Total charge-offs................................      (3,430)      (1,499)      (4,100)    (3,566)    (6,285)
                                                   ----------   ----------   ----------   --------   --------
Recoveries:
  Private banking................................       2,844          611          612        465        133
  Other..........................................         373          194        1,205        116        189
                                                   ----------   ----------   ----------   --------   --------
Total recoveries.................................       3,217          805        1,817        581        322
                                                   ----------   ----------   ----------   --------   --------
Net charge-offs..................................        (213)        (694)      (2,283)    (2,985)    (5,963)
                                                   ----------   ----------   ----------   --------   --------
Provision charged to income......................       1,600        2,000        4,000      6,000      6,025
                                                   ----------   ----------   ----------   --------   --------
Balance, December 31.............................  $   16,086   $   14,699   $   13,393   $ 11,676   $  8,661
                                                   ==========   ==========   ==========   ========   ========
Loan Statistics (Dollars in Thousands):
Average total loans..............................  $1,354,975   $1,307,900   $1,095,673   $941,090   $739,316
Allowance for credit losses, end of year, as a
  percent of average total loans.................        1.19%        1.12%        1.22%      1.24%      1.17%
Net loans charged off as a percent of average
  total loans....................................        0.02%        0.05%        0.21%      0.32%      0.81%

The Corporation maintains the allowance for credit losses at a level deemed to be adequate. The level of the allowance is based on management's judgment as to the current condition of the credit portfolio, which includes loans, commitments to extend credit and standby letters of credit, determined by a continuous surveillance process. In addition, management looks to past experience, current loan composition and volume and general economic conditions. As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("FAS 118"). The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.
     Senior management determines, at least quarterly, which credits are to be charged off partially or in full. This is based on a review of all underperforming credits highlighted in the surveillance process. Loan officers are expected to be the first to identify potential credit problems. In addition, experienced credit review professionals provide independent internal oversight of these credits. Credit reviews by the Federal Reserve and New York State Bank Examiners, as well as our certified public accounting firm, as part of the regular bank examination and audit processes, are also considered in the credit surveillance process.
     Since substantially all of the Corporation's loan portfolio relates to private banking accounts, the Corporation does not attempt to allocate the allowance among specific credit categories.

-------------------------------------------------------
ITEM 2. PROPERTIES
The Trust Company rents approximately 509,000 square feet of office space in New York City. The Trust Company and certain subsidiaries occupy approximately 380,000 square feet of a 25-story bank and office building at 114 West 47th Street (the Trust Company's statutory principal office) under a lease expiring in 2014. Certain of the Trust Company's departments occupy approximately 99,000 square feet of space at 770 Broadway under a sub-lease with Chase expiring in 2000. The Trust Company owns a 5-story building at 9-11 West 54th Street and leases adjoining property for the operation of a branch office. The Trust Company also operates branch offices in leased premises at 100 Park Avenue and 111 Broadway.
     Certain subsidiaries of the Corporation occupy leased office space in New York City; Costa Mesa, California; Los Angeles, California; Stamford, Connecticut; Washington, D.C.; Boca Raton, Florida; Naples, Florida; Palm Beach, Florida; Princeton, New Jersey; Portland, Oregon, and Dallas, Texas.

-------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS
Various actions and claims are pending or are threatened against the Trust Company or the Corporation in which liability has been denied and which will be vigorously contested. Management, after consultation with counsel is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position or results of operations. Included among these are the following cases:
     On December 1, 1994, a complaint was filed against the Trust Company in the Supreme Court of the State of New York, County of New York, entitled "Ithaca Partners, L.P. and Gabriel Capital, L.P. v. United States Trust Company." The Trust Company is Trustee under an Indenture dated October 1, 1988 (the "Indenture") under which Linter Textiles Corporation Limited ("Linter Textiles") issued $200 million in principal amount of Senior Subordinated Debentures (the "Debentures"). Linter Textiles, a corporation organized under the laws of Australia, was a holding company for various operating subsidiaries (the "Linter Subsidiaries") and was also a subsidiary of Linter Group Limited ("Linter Group"). Linter Group, Linter Textiles and the Linter Subsidiaries are being liquidated under Australian law; however, based on the parties' contractual priorities, the proceeds of the liquidation will be insufficient to satisfy the claims of the holders of the Debentures. The plaintiffs are two limited partnerships who claim to have purchased $97.43 million in principal amount of the Debentures. Plaintiffs allege that the Debentures were issued pursuant to a fraudulent prospectus which failed to disclose Linter Textiles' intention to incur $323 million (Australian) in senior indebtedness through guaranties of indebtedness of Linter Group and to cause the Linter Subsidiaries to guaranty the senior indebtedness. The complaint asserts that covenants in the Indenture were breached in connection with the execution of those guaranties and the guaranties of the Debentures delivered by the Linter Subsidiaries to the Trust Company in connection therewith and asserts causes of action for breach of contract and breach of fiduciary duty based on the Trust Company failing to take action itself or to advise holders of the Debentures that Linter Textiles and the Linter Subsidiaries were incurring substantial indebtedness on behalf of the Linter Group. The complaint does not allege that the Trust Company was privy to or played any part in the alleged underlying fraud. The complaint seeks unspecified damages measured by the amount of the diminution from the face value of the Debentures suffered as a result of the existence of the guaranties of senior indebtedness, plus interest and plaintiff's expenses incurred in connection with the liquidation proceedings in Australia.
     There are a number of related proceedings. Plaintiffs and other Debenture holders have sued Linter Textiles, the Linter Subsidiaries, Linter Group, certain of their officers and directors, their liquidators, and eleven Australian and New Zealand banks in federal court in New South Wales, Australia, alleging fraud. The Trust Company is a party plaintiff in this proceeding. Third party claims in the Australian proceeding have been asserted against the Australian accountants and the Australian and New York lawyers for Linter Textiles. Plaintiffs and other Debenture holders have sued the New York lawyers for Linter Textiles in Supreme Court, New York County.
     The Trust Company has filed its answer denying all liability and has counterclaimed against Plaintiffs for costs and attorneys' fees incurred in defending the action. Antisuit restraining orders and pending applications for antisuit injunctions, issued by or pending in the Australian court, have prevented the Trust Company from filing any third-party complaints.
     When and if these antisuit restraints are vacated, the Trust Company intends to file third-party complaints for contribution, indemnification and fraud against the Australian and New Zealand banks and the New York lawyers for Linter Textiles who have already been sued for fraud by holders of Debentures or other parties in one or more of the related proceedings described above. A draft of the Trust Company's proposed third-party complaint has been filed in Supreme Court, New York County, in connection with an application by the Trust Company for an extension of time in light of the antisuit restraining orders.
     In July 1990, an action captioned "Official Committee of Unsecured Creditors of Fulfillment Associates, Inc. v. Louis Freedman et al. v. United States Trust Company of New York" was brought in the United States Bankruptcy Court for the Eastern District of New York. The complaint was filed by the Creditors Committee of Fulfillment Associates, Inc. (the "CCFA") against stockholders of CCFA who sold their shares in a leveraged buy-out financed by the Trust Company. The complaint seeks damages in excess of $500,000 and alleges a fraudulent transfer in the granting of liens to the Trust Company on the assets of CCFA, abuse of fiduciary duty by the stockholders and breach of employment agreements entered into by the stockholders with CCFA. The stockholders have filed a third-party complaint against the Trust Company in an unspecified amount seeking indemnification or contribution for all amounts for which the stockholders may be held liable to CCFA. The Trust Company's motion to dismiss the third-party claim asserted against it was denied by the Bankruptcy Court by orders dated February 3, 1995 and June 7, 1995. The Trust Company filed a motion for leave to appeal to the District Court and by order of the Bankruptcy Court dated July 28, 1995 obtained a stay of the adversary proceeding pending the resolution of the appeal. On October 13, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the bankruptcy case from a Chapter 11 case to a Chapter 7 case. Richard L. Stern has been appointed the Chapter 7 trustee and will be substituted as the plaintiff in the adversary proceeding. At the request of the parties, the Trust Company's motion for leave to appeal has been placed on the suspense docket in the District Court pending the substitution of parties and the Chapter 7 trustee's evaluation of the case. Settlement discussions with the Chapter 7 trustee have been initiated by the attorneys for the defendants-third-party plaintiffs.

-------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) A Special Meeting of Shareholders of the registrant was held October 24,
    1995.
(b) Not applicable.
(c) (i) Election of 19 directors of the Corporation, seven to hold office for a term expiring in 1998, six to hold office for a term expiring in 1997, six to hold office for a term expiring in 1996, and, in each case, until their successors have been elected and qualified.

TERM EXPIRES IN 1998:
Samuel C. Butler
  Affirmative Votes..........................  9,251,611
  Negative Votes.............................    177,398
Paul W. Douglas
  Affirmative Votes..........................  9,288,186
  Negative Votes.............................    140,823
Orson D. Munn
  Affirmative Votes..........................  9,285,947
  Negative Votes.............................    143,062
H. Marshall Schwarz
  Affirmative Votes..........................  9,288,003
  Negative Votes.............................    141,006
Philip L. Smith
  Affirmative Votes..........................  9,288,253
  Negative Votes.............................    140,756
Carroll L. Wainwright, Jr.
  Affirmative Votes..........................  9,248,511
  Negative Votes.............................    180,498
Ruth A. Wooden
  Affirmative Votes..........................  9,285,919
  Negative Votes.............................    143,090

TERM EXPIRES IN 1997:
Peter O. Crisp
  Affirmative Votes..........................  9,287,849
  Negative Votes.............................    141,160
Daniel P. Davison
  Affirmative Votes..........................  9,287,576
  Negative Votes.............................    141,433
Antonia M. Grumbach
  Affirmative Votes..........................  9,249,914
  Negative Votes.............................    179,095
Frederic C. Hamilton
  Affirmative Votes..........................  9,287,338
  Negative Votes.............................    141,671
Jeffrey S. Maurer
  Affirmative Votes..........................  9,286,070
  Negative Votes.............................    142,939
Richard F. Tucker
  Affirmative Votes..........................  9,288,253
  Negative Votes.............................    140,756
TERM EXPIRES IN 1996:
Eleanor Baum
  Affirmative Votes..........................  9,285,919
  Negative Votes.............................    143,090
Philippe de Montebello
  Affirmative Votes..........................  9,286,206
  Negative Votes.............................    142,803
Peter L. Malkin
  Affirmative Votes..........................  9,249,864
  Negative Votes.............................    179,145
John Hoyt Stookey
  Affirmative Votes..........................  9,287,681
  Negative Votes.............................    141,328
Frederick B. Taylor
  Affirmative Votes..........................  9,287,700
  Negative Votes.............................    141,309
Robert N. Wilson
  Affirmative Votes..........................  9,288,253
  Negative Votes.............................    140,756
(ii)   Ratification of Appointment of Coopers &
       Lybrand L.L.P. as independent auditors for
       the Corporation and its consolidated
       subsidiaries for the year 1995.
       Affirmative Votes.............   9,258,817
       Negative Votes................     105,530
       Abstentions/No Vote...........      64,607
(iii)  Approval of the 1995 Stock
       Option Plan
       Affirmative Votes.............   7,168,980
       Negative Votes................     936,205
       Abstentions/No Vote...........     348,723
(iv)   Approval of the Executive
       Incentive Plan
       Affirmative Votes.............   7,314,905
       Negative Votes................     750,004
       Abstentions/No Vote...........     394,375

(d) Not Applicable.

--------------------------------------------------------------------------------

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive Officers        Age                              Title
------------------------------  ---   -----------------------------------------------------------
H. Marshall Schwarz...........  59    Chairman of the Board and Chief Executive Officer
                                      (since February 1990)
Jeffrey S. Maurer.............  48    President (since February 1990) and Chief Operating Officer
                                      (since December 1994)
Frederick B. Taylor...........  53    Vice Chairman and Chief Investment Officer
                                      (since February 1990)
John M. Deignan...............  52    Executive Vice President (since May 1991)
John C. Hover II..............  52    Executive Vice President (since May 1991)
Paul K. Napoli................  50    Executive Vice President (since May 1991)
Kenneth G. Walsh..............  47    Executive Vice President (since May 1991)
John L. Kirby.................  48    Treasurer and Chief Financial Officer (since August 1995)

                                    PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS The common shares of the Corporation are traded in the over-the-counter market. Market prices (based on NASDAQ national market prices) and dividends declared per share for the past two years are shown below:

                                                             First     Second    Third(1)   Fourth(1)
                                                             --------------------------------------
For Each Quarter
1995 High..................................................  $69 3/4   $72       $46 1/2    $50 3/4
     Low...................................................   63        67 1/2    38 3/4     45
     Cash Dividends Declared...............................    0.50     --        --          0.75
1994 High..................................................  $52 7/8   $52 1/2   $52 1/2    $65
     Low...................................................   49 1/2    49 3/4    50 1/2     52
     Cash Dividends Declared...............................    0.50      0.50      0.50       0.50

--------------------------------------------------------------------------------
(1) Stock prices for the third and fourth quarter of 1995 are after the effect of the Disposition and Merger.

As of January 1, 1996, there were approximately 1,904 record holders of the Corporation's common shares.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                Years Ended December 31,
            (Dollars in Millions,               --------------------------------------------------
         Except Per Share Amounts)(1)           1995(2)    1994(2)     1993       1992       1991
--------------------------------------------------------------------------------------------------
Fee Revenue:
  Core Businesses.............................  $215.3     $197.5     $175.4     $152.3     $134.0
  Processing Business.........................    66.2      102.7       92.9       87.7       76.7
Net Interest Revenue after Provision for
  Credit Losses...............................    96.9      106.1      112.2      102.9       90.1
Other Income and Net Securities Gains.........     6.5       12.4        6.6        5.1        3.0
                                                ------     ------     ------     ------     ------
Total Revenue Net of Interest Expense and
  Provision for Credit Losses.................   384.8      418.7      387.2      348.0      303.7
Operating Expenses:
  Restructuring Costs.........................   155.6       50.2         --         --         --
  Other Operating Expenses....................   322.6      334.2      314.5      289.1      254.9
                                                ------     ------     ------     ------     ------
Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting Changes.....   (93.4)      34.4       72.7       58.9       48.8
Income Taxes..................................   (42.9)      13.4       30.4       22.4       17.4
                                                ------     ------     ------     ------     ------
Income (Loss) Before Cumulative Effect of
  Accounting Changes..........................   (50.5)      21.0       42.3       36.5       31.4
Cumulative Effect of Changes in Accounting for
  Postretirement Benefits and Income Taxes....      --         --         --       (7.8)        --
                                                ------     ------     ------     ------     ------
Net Income (Loss).............................  $(50.5)    $ 21.0     $ 42.3     $ 28.8     $ 31.4
                                                ======     ======     ======     ======     ======
--------------------------------------------------------------------------------------------------
Fully Diluted Net Income (Loss) Per Share:
  Income (Loss) Before Cumulative Effect of
     Accounting Changes.......................  $(5.24)    $ 2.09     $ 4.25     $ 3.74     $ 3.27
  Cumulative Effect of Changes in Accounting
     for Postretirement Benefits and Income
     Taxes....................................      --         --         --      (0.80)        --
                                                ------     ------     ------     ------     ------
  Net Income (Loss)...........................  $(5.24)    $ 2.09     $ 4.25     $ 2.94     $ 3.27
                                                ======     ======     ======     ======     ======
Cash Dividends Declared Per Share.............  $ 1.25     $ 2.00     $ 1.88     $ 1.72     $ 1.60
                                                ======     ======     ======     ======     ======
--------------------------------------------------------------------------------------------------
At December 31:
(Dollars In Billions)
  Assets Under Management:
     Investment Management....................  $ 33.5     $ 26.0     $ 26.5     $ 21.1     $ 20.3
     Special Fiduciary........................    13.9        5.1        3.8        3.7          *
          Total Core Businesses...............    47.4       31.1       30.3       24.8       20.3
     Processing Business......................      --        1.9        1.9        1.7        1.6
  Assets Under Administration:
     Core Businesses..........................   203.8      167.8      160.1      140.6      128.3
     Processing Business......................      --      223.4      200.9      184.7      166.1
(Dollars In Millions)
  Total Assets................................  $2,573     $3,223     $3,186     $2,951     $2,917
  Long-Term Debt..............................      29         61         65         65         69
Capital Ratios:
  Tier 1 Capital..............................    9.23%     13.52%     14.08%     13.71%     10.81%
  Total Capital...............................   10.40      14.79      15.47      15.16      12.03
  Tier 1 Leverage.............................    5.21       5.68       5.60       5.78       6.68
Return on Average Stockholders' Equity........  (23.10)      9.24      20.47      15.28      18.05
Return on Average Total Assets................   (1.52)      0.53       1.11       0.83       1.09
Average Stockholders' Equity as a Percentage
  of Average Total Assets.....................    6.60       5.69       5.43       5.43       6.04

--------------------------------------------------------------------------------

*Information not available.
(1)Columns may not tally due to rounding.
(2)Net income includes $86.9 million (after taxes) and $27.9 million (after taxes) of restructuring charges for the years ended December 31, 1995 and December 31, 1994, respectively. See Notes to the Consolidated Financial Statements No. 1 for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------
FINANCIAL REPORTING MATTERS
Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements (Item 8 of this Form 10-K). The financial information presented in Management's Discussion and Analysis has been prepared on a basis consistent with the policies set forth in the Consolidated Financial Statements. U.S. Trust Corporation is an investment management company with fiduciary and banking powers. Through its principal subsidiary, United States Trust Company of New York (the "Trust Company") and other subsidiaries nationwide, U.S. Trust Corporation provides asset management, private banking, special fiduciary and corporate trust services to affluent individuals and institutions.
     On November 18, 1994, U.S. Trust Corporation, ( "UST" prior to the transaction with The Chase Manhattan Corporation ("Chase")), entered into an agreement under which Chase acquired UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain of UST's back office functions (collectively the "Chase Acquired Business"). This transaction was consummated on September 2, 1995. See "Disposition and Merger" in this Management's Discussion and Analysis and "Notes to the Consolidated Financial Statements No. 1" for details.
     Generally Accepted Accounting Principles ("GAAP") and the financial reporting guidance promulgated by the Securities and Exchange Commission ("SEC") consider the Corporation as the continuing reporting entity. That is, the financial statements of the Corporation presented herein include the Processing Business results up to September 2, 1995. Accounting for the transaction as a discontinued operation or accounting for the Corporation as a "spin-off" were not available financial reporting alternatives. As a result, the comparability of the Corporation's financial results for 1995, 1994 and 1993 to the current financial and operating structure of the Corporation is strained, at best. The Disposition and Merger had a profound effect on the Corporation. The transaction had the impact of reducing the Corporation's fee revenue base by 34% and average interest earning assets by 39%. However, the Services Agreement and the downsizing of the staff structure have enabled the Corporation to more efficiently support its asset management, private banking, special fiduciary and corporate trust activities (the "Core Businesses").
     The following discussion of U.S. Trust Corporation's results of operations and financial condition for each of the years ended December 31, 1995, 1994 and 1993 sets forth, where appropriate, relevant information pertaining to the Chase Acquired Business or the Processing Business and the Core Businesses.
     In addition to the consolidated financial statements included in Item 8, the Corporation has prepared pro forma condensed Consolidated Financial Statements in accordance with the guidelines promulgated by the SEC (filed herewith as Exhibit 99). The pro forma financial statements have been prepared to present the estimated effects of the Disposition and Merger as if they had occurred as of January 1, 1995. However, the SEC guidelines and the recommendations established by the Emerging Issues Task Force (EITF) precluded certain assumptions from being incorporated into the pro forma financial statements, and consequently, the pro forma financial statements are not projections of the Corporation's financial performance.

-------------------------------------------------------
DISPOSITION AND MERGER
UST and Chase entered into an agreement under which Chase acquired the Processing Business for $363.5 million in Chase common stock. The transaction with Chase was consummated through two almost simultaneous steps. First, on September 1, 1995, UST spun-off to its shareholders shares of common stock of a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation" or "Parent") on a share-for-share basis (the "Disposition"). The Corporation and its subsidiaries acquired the assets and operations of UST's asset management, private banking, special fiduciary and corporate trust businesses. Second, on September 2, 1995, UST, which then included only the assets and liabilities of the Chase Acquired Business, merged into Chase (the "Merger") and UST shareholders received 0.68 shares of Chase common stock for each share of UST. The number of shares of Chase common stock received by UST shareholders was based upon an exchange ratio calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low prices of Chase common stock for the ten trading days immediately before the closing date. Based on the exchange formula, Chase issued 6,619,758 of its shares to UST's shareholders on a pro rata basis.
     In connection with the Disposition and Merger, Chase agreed to provide securities processing, custodial, data processing and other services to the Corporation for a five-year term (the "Services Agreement") at an annual base fee of $10 million. The Services Agreement may be extended an additional two to five years beyond its initial term.
     As a result of the Disposition and Merger, the Corporation incurred restructuring charges that aggregated $205.8 million ($114.9 million after taxes). During 1995, the Corporation recorded $155.6 million ($86.9 million after taxes or $9.05 per share) of restructuring charges. In the fourth quarter of 1994, the Corporation recorded $50.2 million ($27.9 million after taxes or $2.74 per share) of restructuring charges. See "Notes to the Consolidated Financial Statements No. 1" for additional information.

-------------------------------------------------------
FINANCIAL PERFORMANCE OBJECTIVES AND 1995 FOURTH QUARTER RESULTS
As an investment company with banking and fiduciary powers, the Corporation has established five long-term financial performance objectives. These financial performance objectives are not quarterly targets. Rather, they represent management's current assessment of the long-term financial capabilities of the Corporation in the present environment. Interim period results may exceed or fall short of meeting some or all of these financial performance objectives. Such results will not necessarily indicate that the long-term financial performance objectives are no longer appropriate, but more likely would be indicative of specific transactions or events that occurred within a given reporting period. However, in the future, facts and circumstances may occur, including changes in banking regulations, which will require the Corporation to adjust its long-term performance objectives.
-------------------------------------------------------
Total Revenues
The growth in total revenues is generally expected to increase between 8% to 12% per year. There are several factors that either will contribute to or impede the Corporation from meeting and maintaining this financial performance objective. Fee revenue growth will be enhanced through direct sales effort, additions to existing customer relationships, expansion and further penetration in selected geographic markets, targeted acquisitions and market appreciation. Fee revenue growth would be adversely affected by distributions of funds from client accounts, lost business relationships and market depreciation. Changes in personal, capital gains or estate tax laws, regulations and other external factors will also affect the rate of fee revenue growth. The level of net interest revenue is dependent upon several factors, including, loan demand, regulatory capital requirements and the impact of the Federal Reserve Board's interest rate setting policy.

-------------------------------------------------------
Pre-Tax Margin
The Corporation's pre-tax margin was 21.7% for the three month period ended December 31, 1995, the first complete quarter following the Disposition and Merger. The Corporation's objective is to improve its pre-tax margin to 25% over the next several years. Several factors, including the Corporation's ability to maintain revenue growth and continued cost control efforts will contribute to the Corporation's ability to meet its pre-tax margin objective.

-------------------------------------------------------
Earnings Per Share
Over the long-term, Earnings Per Share ("EPS") on a fully diluted basis should increase by 10% to 15% per year. Many factors, some of which are outside of the Corporation's control, may positively or negatively impact this performance measure. Such external factors include statutory changes in the federal, state and local income tax rates and the dilutive effect, net of common stock repurchases, of stock options due to changes in the price of the Corporation's common stock.

-------------------------------------------------------
Return on Stockholders' Equity
The annualized Return on Stockholders' Equity Ratio is targeted to range between 18% and 22%. For the three month period ended December 31, 1995, the annualized return on stockholders' equity was 20.5%.

-------------------------------------------------------
Dividend Pay Out
The Corporation anticipates that the Dividend Pay Out ratio will range between 25% and 35% of annual net income. Retained capital will be available for various corporate requirements, including business expansion, acquisitions and stock buy back programs. For 1996, the Corporation anticipates that it will declare dividends totalling $1.00 per share, subject to the board of directors approval and regulatory considerations.

-------------------------------------------------------
Quarter Ended December 31, 1995 Results
The fourth quarter of 1995 represents the first full quarter of operations of the Corporation subsequent to the Disposition and Merger, and is thus a better indicator of operations of the Corporation than historical operating results for the past three years.

     The Consolidated Statement of Income for the quarter ended December 31, 1995 follows:

     (In Thousands, Except Per Share Amounts)
                                            1995
--------------------------------------------------
Fee Revenue                                $56,587
Net Interest Revenue After Provision For
  Credit Losses                             17,307
Securities Gains, Net                           34
                                           -------
Total Revenue Net of Interest Expense and
  Provision for Credit Losses               73,928
                                           -------
OPERATING EXPENSES
Salaries                                    22,082
Employee Benefits and Performance
  Compensation                              12,642
                                           -------
Total Salaries and Benefits                 34,724
Net Occupancy                                7,445
Other                                       15,713
                                           -------
Total Operating Expenses                    57,882
                                           -------
Income Before Income Taxes                  16,046
Income Taxes                                 6,900
                                           -------
Net Income                                 $ 9,146
                                           =======
Fully Diluted Net Income Per Share         $  0.89
                                           =======

Fee Revenue for the 1995 fourth quarter was $56.6 million, reflecting recurring revenue from the asset management, private banking, special fiduciary and corporate trust businesses. This represents an 11.0% increase over the $51.0 million in Fee Revenue generated by these businesses in the fourth quarter of 1994. The $56.6 million included $43.2 million of market related fees earned from assets under management, representing a 16.0% increase from the $37.2 million earned in the fourth quarter of 1994. Fee Revenue, which for the most part is based on the prior quarter's asset values, reflects among other things, the overall strong equity and bond markets in addition to net new business additions during the third quarter of 1995.
     Operating expenses reflected the full impact of the Disposition and Merger, including the Services Agreement and the staff downsizing. The period's results also include the implementation of the Corporation's new performance compensation plans. See Notes to the Consolidated Financial Statements No. 17 for further discussion of these plans.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE YEAR PERIOD
The Corporation incurred a net loss of $50.5 million in 1995, compared to net income of $21.0 million earned in 1994. On a fully diluted per share basis, the net loss for 1995 was $5.24 compared to net income per share of $2.09 in 1994. The Corporation's 1995 results include $155.6 million ($86.9 million after taxes or $9.05 per share) of restructuring charges related to the Disposition and Merger. Net income for 1994 includes $50.2 million ($27.9 million after taxes or $2.74 per share) of such charges.

FEE REVENUE

                                                                          Years Ended December 31,
                                            ------------------------------------------------------
                                                                                          % Change
                                                                                   ---------------
          (Dollars In Thousands)              1995         1994         1993       95-94     94-93
--------------------------------------------------------------------------------------------------
Investment Management.....................  $191,251     $175,850     $156,618       8.8%     12.3%
Corporate Trust...........................    24,022       21,641       18,775      11.0      15.3
                                            --------     --------     --------
  Total Core Businesses...................   215,273      197,491      175,393       9.0      12.6
                                            --------     --------     --------
Processing Business.......................    66,153      102,705       92,939     (35.6)     10.5
                                            --------     --------     --------
Total Fee Revenue.........................  $281,426     $300,196     $268,332      (6.3)%    11.9%
                                            ========     ========     ========     =====      ====

Investment Management Fee Revenue is derived mainly from investment management and related services to individuals and institutions. Services to individuals include investment portfolio management, estate and tax planning and personal custody. Services to institutions include investment management, special fiduciary and brokerage activity.
     The Corporation believes it is well positioned to increase Investment Management Fee Revenue due to favorable growth rates in the overall affluent market, expansion into new geographic markets, selective acquisitions, development of new services, solicitation of new market segments and new business development. An important strategy for increasing Investment Management Fee Revenue is the Corporation's recently implemented initiative to broaden the distribution of its investment products via third parties.
     Investment Management Fee Revenue in 1995 includes approximately eight months of revenue related to the Seligman acquisition. Investment Management Fee Revenue in 1993 includes approximately six months of revenue from U.S. Trust Company of the Pacific Northwest ("Pacific Northwest", formerly Capital Trust Company, a trust and investment management firm acquired on July 7, 1993).

                                                                           Years Ended December 31,
                                                   ------------------------------------------------
                                                                                           % Change
                                                                                    ---------------
              (Dollars In Millions)                 1995       1994       1993      95-94     94-93
---------------------------------------------------------------------------------------------------
Market Related Fees..............................  $160.0     $144.3     $133.8      10.9%      7.8%
Transaction Related Fees.........................    55.3       53.2       41.6       3.9      27.9
                                                   ------     ------     ------
  Total Core Businesses..........................  $215.3     $197.5     $175.4       9.0      12.6
                                                     ----       ----       ----       ---       ---

Market Related Fee Revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, Market Related Fee Revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, fee increases, revenue from new services, outflow of assets due to terminating trusts, disbursements and lost business. Most Market Related Fee Revenue is determined on a declining incremental scale so that as the value of a client's portfolio grows in size, the Corporation charges a smaller percentage on the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not necessarily have a proportionate impact on the level of Market Related Fee Revenue. The increase in Investment Management Fee Revenue during 1995 and 1994 is primarily related to higher market values, new business and acquisitions.
     Transaction Related Fee Revenue, principally derived from corporate trust and agency, estate settlement and brokerage activities, increased moderately in 1995 from a significant increase in 1994 of over 27% compared to 1993.

--------------------------------------------------------------------------------
Assets Under Management

The following table provides details of assets under management and administration for the last five years. Unless otherwise noted, asset values are measured at their estimated fair value.

                                                                                         Compound
                                                        December 31,                      Growth
                                       ----------------------------------------------      Rate
        (Dollars in Billions)           1995      1994      1993      1992      1991      91-95
-------------------------------------------------------------------------------------------------
Assets Under Management:
  Investment Management..............  $ 33.5    $ 26.0    $ 26.5    $ 21.1    $ 20.3      13.29%
  Special Fiduciary..................    13.9       5.1       3.8       3.7         *      55.78
                                       ------    ------    ------    ------    ------
     Total Core Businesses...........    47.4      31.1      30.3      24.8      20.3      23.63
                                       ------    ------    ------    ------    ------
  Processing Business................      --       1.9       1.9       1.7       1.6         --
                                       ------    ------    ------    ------    ------
     Total Assets Under Management...    47.4      33.0      32.2      26.5      21.9         --
                                       ------    ------    ------    ------    ------
Assets Under Administration:
  Personal Custody and Other Assets
     Under Administration............    13.3       8.2       7.9       6.0       6.8      18.30
  Corporate and Municipal
     Trusteeships and Agency
     Relationships(1)................   190.5     159.6     152.2     134.6     121.5      11.90
                                       ------    ------    ------    ------    ------
     Total Core Businesses...........   203.8     167.8     160.1     140.6     128.3      12.26
                                       ------    ------    ------    ------    ------
  Processing Business(2).............      --     223.4     200.9     184.7     166.1         --
                                       ------    ------    ------    ------    ------
     Total Assets Under
       Administration................   203.8     391.2     361.0     325.3     294.4         --
                                       ------    ------    ------    ------    ------
Total Assets Under Management and
  Administration.....................  $251.2    $424.2    $393.2    $351.8    $316.3         --
                                       ------    ------    ------    ------    ------

--------------------------------------------------------------------------------
 * Information not available, thus the compound growth rate is for the period 1992-1995.
(1) Includes corporate trust and agency and bond immobilization assets presented at par value.
(2) Includes unit investment trust assets presented at par value and mutual fund custody assets presented at estimated fair value.

Investment Management assets as of December 31, 1995 increased by 28.8% from the December 31, 1994 level. Investment Management assets include approximately $800 million (value as of the date of acquisition) of assets related to the acquisition of the individual account business of J. & W. Seligman & Co. Inc. See "Notes to the Consolidated Financial Statements No. 3" for additional information.
     Special Fiduciary assets, which more than doubled from the December 31, 1994 balance, include approximately $7.1 billion of GM-E stock (contributed by General Motors Corporation to its defined benefit plan during the first quarter of 1995 and managed by the Corporation until the stock is distributed into the market).

-------------------------------------------------------
Corporate Trust and Agency
Corporate Trust and Agency ("Corporate Trust") activities include the indenture trustee business for corporate and municipal debt issues, as well as complex new types of securities, and the bond immobilization business. The volume of corporate and municipal trusteeships and agency relationships (measured by the par value of the outstanding debt) increased 19.4% in 1995 and 4.8% in 1994. The increase in Corporate Trust Fee Revenue is due to an increase in the volume of new debt issuances and redemptions at, or in advance of, maturity of existing issues.

-------------------------------------------------------
OTHER INCOME
Other Income consists solely of other income of the non-Core Businesses. Other Income was $2.3 million in 1995, compared to $10.3 million in 1994 and $3.6 million in 1993. Other Income for 1994 includes $6.4 million ($3.4 million after-taxes or $0.33 per fully diluted share) resulting from the sale of the Corporation's partnership interest in Financial Technologies International L.P. in the fourth quarter of 1994.

-------------------------------------------------------

NET INTEREST REVENUE

                         Years Ended December 31,
    (Dollars In      --------------------------------
    Thousands)         1995        1994        1993
-----------------------------------------------------
Interest Revenue     $188,815    $187,116    $169,600
Interest Expense       90,339      79,004      53,358
                     --------    --------    --------
Net Interest
  Revenue            $ 98,476    $108,112    $116,242
                     ========    ========    ========
Percentage Increase
  (Decrease) from
    Prior Period         (8.9)%      (7.0)%       6.8%
                     ========    ========    ========

Net interest revenue of the Corporation has been significantly influenced over the past three years by the following events:
     First, in anticipation of the Disposition and Merger, the Corporation reduced the overall size of the balance sheet, (the average volume of securities in 1995 is $780 million and $613 million lower than in 1994 and 1993, respectively) and shortened the maturity structure of the securities portfolio.
     Second, the Corporation's net interest revenue was dependent upon the average volume of non-interest bearing deposits generated by the Processing Business ("investable balances") as well as the general interest rate environment. There has been a general decline in the volume of the Processing Business' investable balances through 1994 and 1995.
     Finally, 1995 includes eight months of available investable balances from the Processing Business versus a full twelve months in 1994 and 1993.

-------------------------------------------------------

                           Years Ended December 31,
                         --------------------------
 (Dollars In Millions)    1995      1994      1993
---------------------------------------------------
Average Volume:
Interest Earning Assets  $2,718    $3,232    $3,086
Interest Bearing
  Liabilities             1,731     2,032     1,699
                         ------    ------    ------
Net Interest Earning
  Assets                 $  987    $1,200    $1,387
                         ======    ======    ======
Percentage Increase
  (Decrease) from Prior
  Period                  (17.8)%   (13.5)%    19.6%
                         ======    ======    ======
Non-Interest Bearing
  Deposits               $1,186    $1,565    $1,761
                         ======    ======    ======
Percentage Increase
  (Decrease) from Prior
  Period                  (24.2)%   (11.1)%    16.8%
                         ======    ======    ======
Average Rates (Taxable
  Equivalent Basis)
Interest Earning Assets    7.06%     5.93%     5.68%
Cost of Funding
  Interest Earning
  Assets                   3.32      2.44      1.73
                         ------    ------    ------
Net Yield on Interest
  Earning Assets           3.74%     3.49%     3.95%
                         ======    ======    ======

The net yield on interest earning assets historically was dependent upon the Corporation's average level of non-interest bearing funds. Since the Disposition and Merger, a more important factor is the maturity structure of the Corporation's interest earning assets and interest bearing liabilities and the general interest rate environment.
     For the year ended December 31, 1995, average interest earning assets decreased by $514 million from the year ended December 31, 1994, consisting primarily of a $780 million decrease in securities, offset in part, by a $222 million increase in short-term investments and a $44 million increase in loans. Average interest earning assets increased in 1994 by $146 million from the 1993 period consisting primarily of $174 million of private banking loans, offset by a net decline of $28 million in securities and short-term investments. In 1994, the higher volume of average interest earning assets was funded primarily by increases in average interest bearing deposits and short-term borrowings.

-------------------------------------------------------

SECURITIES TRANSACTIONS
Net securities gains in 1995 were $4.2 million compared to $2.1 million and $3.0 million in 1994 and 1993, respectively. Net securities gains in 1995 were derived primarily from the sale of $875 million (carrying amount) of available for sale securities consisting of obligations of the U.S. Government and Federal Agencies. The proceeds from these sales were invested in short-term investment securities and used to reduce short-term credit facilities. These results do not include the securities losses that resulted from the rebalancing of the Corporation's maturity structure in anticipation of the Chase transaction. During 1994 and 1995, the Corporation incurred losses of $44.2 million and $1.0 million, respectively which are included in restructuring charges.

-------------------------------------------------------
OPERATING EXPENSES
The following table provides details of operating expenses other than interest expense and provision for credit losses for the last three years.

                           Years Ended December 31,
    (Dollars In      ------------------------------
    Thousands)         1995       1994       1993
---------------------------------------------------
Salaries & Benefits  $191,181   $207,483   $189,153
Net Occupancy          38,248     40,030     40,035
Other                  93,202     86,645     85,337
Restructuring Costs   155,589     50,177         --
                     --------   --------   --------
Total                $478,220   $384,335   $314,525
                     --------   --------   --------
Percentage Increase
  (Decrease) From
  Prior Period *         (3.4)%      6.2%       8.8%
                     --------   --------   --------

-------------------------------------------------------

*The 1995 and 1994 ratios have been calculated excluding the impact of restructuring costs incurred in connection with the Disposition and Merger.

Operating expenses, excluding Restructuring Costs, amounted to $322.6 million in 1995, compared to $334.2 million in 1994 and $314.5 million in 1993. Operating expenses directly attributable to the Processing Business were $47.0 million, $69.4 million and $62.9 million in 1995, 1994 and 1993, respectively.
     Salaries and Benefits in 1995 decreased 7.9% from 1994 and increased 9.7% in 1994 from 1993. The decrease in 1995 was due to a reduction in employees related to the Disposition and Merger during the four month period ended December 31, 1995. The increase in 1994 was due mainly to staff additions in the asset management business and the mutual funds servicing division within the Processing Business. Changes in benefit expense were due primarily to benefits related to performance compensation plans, which are determined based upon the Corporation's financial performance, adjusted to offset the impact of nonrecurring charges and credits, as measured by the Corporation's earnings per share, and to other employee benefits whose expense level is a function of staffing levels. The number of full-time equivalent employees decreased 48.3% to 1,384 at December 31, 1995, compared to 2,676 at December 31, 1994 and 2,574 at December 31, 1993. On September 1, 1995, 1,091 employees were transferred to Chase.
     Occupancy charges decreased in 1995 compared with 1994 and remained stable in 1994 from the 1993 level. The 4.5% decrease in 1995 reflects the impact of the Disposition and Merger.
     Other expenses in 1995 increased 7.6% compared to 1994 and remained relatively stable in 1994 compared to 1993. The 1995 increase includes $3.0 million related to the revaluation of intangible assets, an approximate $3.0 million reserve for receivables and a $1.0 million charge for funding the U.S. Trust Foundation for charitable contributions to be disbursed in 1996. In addition, 1994 included a $3.7 million reduction of operating expenses, primarily the result of the favorable impact of terminating certain lease commitments. The increase in 1995 was offset in part, by a decline in equipment expense (included in total Other expenses) related to the Disposition and Merger.
     As part of the Disposition and Merger, Chase acquired the Corporation's back office operations. The Corporation and Chase have entered into a Services Agreement pursuant to which Chase furnishes necessary securities processing, custodial, data processing and other services to the Corporation. The initial term of the Services Agreement is for five years beginning on September 1, 1995, and may be extended an additional two to five years beyond its initial term. In consideration of the services provided to it under the Services Agreement, during the initial term, the Corporation pays Chase an annual base fee of $10 million, which is significantly less than the Corporation's estimate of the annual cost of providing such services to itself.

     Operating expenses associated with the Processing Business are determined by the Corporation's internal management accounting information system. The Corporation's management accounting practices and policies have been developed and implemented with the objective of reflecting the economics of the respective businesses. Direct costs are those expenses that can be directly attributable to a specific business activity. Direct expenses include actual salaries and benefits of the employees of the business, net occupancy costs based upon actual space utilized and furniture and equipment specifically employed by the business.

-------------------------------------------------------

INCOME TAXES
The effective tax rates (benefits) on income (loss) before income taxes for 1995, 1994 and 1993 were (45.9%), 39.0% and 41.8%, respectively. The tax benefit recognized in 1995 is due to the net loss related to the recognition of $155.6 million (pre-tax) of restructuring charges. The decline in the effective tax rate in 1994 from 1993 is due to lower state and local income taxes.
     Deferred tax assets are attributable to temporary differences primarily generated from expenses recognized for financial reporting purposes that are not yet deductible on the tax return. The Corporation believes that it will generate sufficient taxable income in future periods to absorb these items as they are recognized as deductions on the tax return.

-------------------------------------------------------

FINANCIAL CONDITION

Capital and Liquidity
The Corporation's ratio of Tier 1 capital at December 31, 1995 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 9.23%. The ratio of Total Capital at December 31, 1995 to period end risk-adjusted assets was 10.40%. The Tier 1 leverage ratio (Tier 1 capital as of the period end divided by quarterly (3 month) total average assets) was 5.21%.
     The Corporation's capital ratios have been negatively impacted in 1995 as a result of the change, effective April 1, 1995, in the Federal Reserve Board's (the "Federal Reserve") method of determining Tier 1 capital. Specifically, the Federal Reserve now limits the amount of deferred tax assets that qualify for Tier 1 capital to the lower of 10% of Tier 1 capital or the Corporation's projected earnings for the next year. However, if the Corporation has the ability to recover deferred tax assets from income taxes paid in prior years, the amount of the "carry back" capability, as defined, qualifies as Tier 1 capital. Because the Corporation is a new taxpayer, as of September 1, 1995, its tax carry back capability is limited to earnings that have been generated since the Disposition and Merger. Accordingly, substantially all of its deferred tax assets are subject to the aforementioned limitations. As the Corporation generates taxable income, the impact of the Federal Reserve's regulation on deferred tax assets will be mitigated.
     The Corporation requires access to funds sufficient to pay dividends to common shareholders, interest and principal to debt holders and for other corporate purposes. While the Disposition and Merger have had a significant effect on capital resources and the overall asset and liability structure, specifically the elimination of non-interest bearing deposits as a long-term funding source (see "Asset/Liability Management" section of Management's Discussion and Analysis for further information), the Corporation has maintained sufficient liquidity at the Parent and each of its operating subsidiaries. UST paid one quarterly dividend of $0.50 per share in the first half of 1995 and the Corporation paid two dividends of $0.25 per share in the second half of 1995.
     In connection with the Disposition and Merger, the Trust Company has satisfied and discharged the $10.8 million balance of its 8.5% Capital Notes Due 2001 and the Corporation has satisfied and discharged the $30 million balance of its 8% Notes Due 1996.
     The Corporation has a $25 million unsecured revolving credit facility with a major financial institution maturing in 1997. At December 31, 1995, $20.0 million was outstanding under this facility. Additionally, the Corporation may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries. As of December 31, 1995, the Corporation's banking subsidiaries can declare, in aggregate, dividends of approximately $15.9 million without approval of the regulatory authorities.

-------------------------------------------------------
Asset/Liability Management
The principal functions of asset and liability management are: to provide for adequate liquidity; to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and interest rate sensitive liabilities; and to structure the size and composition of the balance sheet in order to maximize net interest revenue, while complying with bank regulatory agency capital standards.
     Although the balance sheet is significantly smaller subsequent to the Disposition and Merger, the Corporation's asset mix is still principally liquid and low-risk.

                                Years Ended December
                                                 31,
      Average Balances       ------------------------
        (Percentage)         1995     1994     1993
-----------------------------------------------------
Cash and Due From Banks        6.8%     8.1%     8.5%
Short-Term Financial
  Instruments                 16.6      8.2     14.7
Securities                    24.2     39.6     37.2
                             -----    -----    -----
Total Cash, Short-Term
  Financial Instruments and
  Securities                  47.6     55.9     60.4
Loans, Net of Allowance for
  Credit Losses               40.4     32.4     28.5
Other Assets                  12.0     11.7     11.1
                             -----    -----    -----
Total Assets                 100.0%   100.0%   100.0%
                             =====    =====    =====

Approximately 48% of average total assets consist of cash and due from banks, short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government treasury securities. See "Notes to the Consolidated Financial Statements No. 5" for additional details concerning securities.
     The loan portfolio is the largest component of average total assets. The Corporation's loan portfolio is predominantly loans to private banking customers. Average loans for 1995 were $1.4 billion, a $47.1 million or 3.6% increase over average loans for the year ended December 31, 1994.
     Private banking loans comprise approximately 95% of total loans outstanding at December 31, 1995. In excess of 67% of private banking loans are secured by residential mortgages. Loans secured by residential real estate mortgages increased 10.2% from $851.1 million at December 3l, 1994 to $937.9 million at December 3l, 1995. The increase in loans secured by residential real estate mortgages was offset in part, by the elimination of short-term credit facilities provided primarily to customers of the Processing Business.

-------------------------------------------------------
Interest Rate Sensitivity
Interest rate risk arises from differences in the timing of repricing assets and liabilities. One measure of interest rate risk is the difference in asset and liability repricing on a cumulative basis within a specified time frame. Gap analysis has inherent limitations as an analytical tool because it only measures the Corporation's exposure at a single point in time. Exposure to interest rates is constantly changing as a result of the Corporation's ongoing business and its management initiatives.
     The following table provides the components of the Corporation's interest rate sensitivity gaps at December 31, 1995. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates. As of December 31, 1995, the Corporation had more liabilities repricing or maturing than assets (liability sensitive) in the 0-3 month category. In general, when an enterprise is liability sensitive, its net interest revenue will improve in a declining interest rate environment and will decline in a rising interest rate environment.

--------------------------------------------------------------------------------

                                        0-3          4-6        7-12        1-5        Over
          (In Thousands)              Months       Months      Months      Years      5 Years       Total
------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Short-Term Investments............  $     4,868   $  --       $  --      $  --       $  --       $     4,868
Securities........................      467,382      33,015     90,757     156,207      12,671       760,032
Loans, Net of Allowance for Credit
  Losses..........................      705,730      25,311     58,085     374,386     280,097     1,443,609
                                    -----------   ----------  ---------  ---------   ---------   -----------
Total Interest Earning Assets.....    1,177,980      58,326    148,842     530,593     292,768     2,208,509
                                    -----------   ----------  ---------  ---------   ---------   -----------
INTEREST BEARING LIABILITIES:
Interest Bearing Deposits.........   (1,461,335)    (17,141)   (19,236)     (5,718)     --        (1,503,430)
Short-Term Credit Facilities......     (134,815)     --          --         --          --          (134,815)
Long-Term Debt....................      --           --          --        (27,434)     (2,000)      (29,434)
                                    -----------   ----------  ---------  ---------   ---------   -----------
Total Interest Bearing
  Liabilities.....................   (1,596,150)    (17,141)   (19,236)    (33,152)     (2,000)   (1,667,679)
                                    -----------   ----------  ---------  ---------   ---------   -----------
Asset/(Liability) Interest
  Sensitivity Gap.................     (418,170)     41,185    129,606     497,441     290,768       540,830
Interest Rate Swaps...............      316,750*       (750)    (1,500)   (249,500)    (65,000)      --
                                    -----------   ----------  ---------  ---------   ---------   -----------
Interest Rate Sensitivity Gap.....     (101,420)     40,435    128,106     247,941     225,768       540,830
Cash and Due from Banks...........       96,785      --          --         --          --            96,785
Other Assets......................      --           --          --        127,050     140,875       267,925
Non-Interest Bearing Deposits.....     (192,482)     (6,741)   (13,482)   (276,976)       (146)     (489,827)
Other Liabilities.................      --           --          --       (112,260)   (121,610)     (233,870)
Stockholders' Equity..............      --           --          --         --        (181,843)     (181,843)
                                    -----------   ----------  ---------  ---------   ---------   -----------
Maturity/Repricing Gap............  $  (197,117)  $  33,694   $114,624   $ (14,245)  $  63,044   $   --
                                    -----------   ----------  ---------  ---------   ---------   -----------
Cumulative Gap....................  $  (197,117)  $(163,423)  $(48,799)  $ (63,044)  $  --       $   --
                                    -----------   ----------  ---------  ---------   ---------   -----------

--------------------------------------------------------------------------------

*Includes $344,375 of total outstanding notional principal of Swaps less $27,625 of Swaps maturing or amortizing within three months.

In managing its interest rate sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed rate residential real estate mortgage loans and fixed and variable rate mortgage backed securities. The fixed rate mortgage loan portfolio is estimated to have an average life of about 4.2 years and a duration of about 3.0 years. While it is anticipated that the portion of fixed rate loans will remain about constant, changes in the level and direction of interest rates will cause prepayments of existing loans and origination of new fixed rate loans and their average life and duration to vary. Consequently the proportion of fixed rate loans and their average life and duration, may vary from period to period.
     As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("Swaps") as hedges. Swaps are used to hedge the long-term fixed interest rate exposure from residential real estate mortgage loans. The following table provides details, as of December 31, 1995, 1994 and 1993, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps. The Corporation's use of Swaps as an asset/liability management tool has increased, since a greater proportion of the Corporation's fixed rate interest earning assets will be funded with short-term interest bearing liabilities. The Processing Business' non-interest bearing deposits had provided a long-term funding source. Subsequent to the Disposition and Merger, the Corporation added approximately $258 million of Swaps.

                                           Maturing
                   --------------------------------
   (Dollars In     Within 1     1 to 5
   Thousands)        Year       Years       Total
---------------------------------------------------
December 31, 1995:
Fixed Pay Swaps    $29,875     $314,500    $344,375
Average Rate Paid   7.8423 %     6.8370%     6.9243%
Average Rate
  Received*         5.9482 %     5.8887%     5.8939%
December 31, 1994:
Fixed Pay Swaps    $42,000     $ 44,375    $ 86,375
Average Rate Paid   6.8486 %     7.0047%     6.9288%
Average Rate
  Received*         5.7426 %     6.0806%     5.9163%
December 31, 1993:
Fixed Pay Swaps    $42,000     $ 61,375    $103,375
Average Rate Paid   8.9464 %     7.3274%     7.9852%
Average Rate
  Received*         3.3938 %     3.4182%     3.4083%

-------------------------------------------------------

*Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

     The impact of the Corporation's hedging activities upon net interest revenue for the years ended December 31, 1995, 1994 and 1993, are detailed in the following table.

    (Dollars In    For the Years Ended December 31,
               ------------------------------------
    Thousands)         1995       1994       1993
---------------------------------------------------
Net Interest Revenue:
  As Reported        $ 98,476   $108,112   $116,242
  Excluding Hedging
    Activities       $101,019   $111,353   $121,302
Net Yield on Interest
  Earning Assets:
  As Reported            3.74%      3.49%      3.95%
  Excluding Hedging
    Activities           3.83%      3.59%      4.12%

The preceding table presents the impact of the Corporation's hedging activities on net interest revenue. The difference between the results "As Reported" and "Excluding Hedging Activities" in each year reflects the cost of utilizing swaps to hedge interest rate risk.

-------------------------------------------------------
Securities Available for Sale
During 1995, the Corporation purchased $2,265.2 million (principally U.S. Government agency and Treasury securities ($2,234.5 million)) and sold $877.4 million of (primarily U.S. Government and Federal agency securities) securities classified as available for sale.
     Approximately 63% of the Corporation's portfolio is comprised of U.S. Treasury fixed rate obligations. The remaining portfolio is primarily comprised of securities of government sponsored agencies and corporations, variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are principally backed by Government National Mortgage Association securities ("GNMAs"). GNMAs are backed by the full faith and credit of the U. S. Government.
     The market value of securities available for sale exceeded their amortized cost by approximately $3.0 million at December 31, 1995. The amortized cost of securities available for sale exceeded their market value by $5.8 million at December 31, 1994. The Corporation classifies all of its investment security portfolio as "available for sale". While the Corporation does not trade its investment security portfolio, it needs to have the ability to sell investment securities as required to meet its asset/liability objectives.

-------------------------------------------------------
Asset Quality
The Corporation's loan portfolio is comprised primarily of credit extensions to private banking customers. Average loans for the year ended December 31, 1995, increased $47.1 million, or 3.6%, to $1.4 billion at December 31, 1995, from $1.3 billion in 1994. Residential real estate mortgages comprised approximately 64% of total loans at December 31, 1995.

     An analysis of the allowance for credit losses for the years ended December 31, 1995, 1994 and 1993, follows:

   (In Thousands)      1995       1994       1993
---------------------------------------------------
Balance, January 1    $14,699    $13,393    $11,676
                       ------     ------     ------
Provision charged to
  income                1,600      2,000      4,000
                       ------     ------     ------
Recoveries              3,217        805      1,817
Charge-offs            (3,430)    (1,499)    (4,100)
                       ------     ------     ------
Net charge-offs          (213)      (694)    (2,283)
                       ------     ------     ------
Balance, December 31  $16,086    $14,699    $13,393
                      =======    =======    =======
Ratios:
Allowance to Average
  Loans                  1.19%      1.12%      1.22%
Net Charge-Offs to
  Average Loans          0.02       0.05       0.21
Allowance to Loans
  at Year-End            1.10       0.90       0.96
Net Charge-Offs to
  Loans at Year-End      0.01       0.04       0.16
Nonperforming Assets
  to Average Loans
  and Real Estate
  Owned                  1.75       1.42       1.58
Allowance to
  Nonperforming
  Loans                121.08     230.72     223.03

     The provision for credit losses in 1995 was $1.6 million, compared to $2.0 million and $4.0 million in 1994 and 1993, respectively. The provision for credit losses reflects the addition to the allowance for credit losses that management deems appropriate to maintain the allowance at a level adequate when related to the risk of loss inherent in the credit portfolio. In assessing adequacy, management relies on its ongoing review of specific credits, past experience, the present credit portfolio composition and general economic and financial considerations. See "Summary of Credit Loss Experience" in Part I of this Report for a more detailed discussion of the allowance for credit losses.
     At December 31, 1995, the loan portfolio included loans to individuals involved in the financial services industry of approximately $472 million. The Corporation's credit loss experience with these loans has been excellent. Net charge-offs from loans to individuals involved in the financial services industry amounted to $353,000 in 1995, $438,000 in 1994 and $237,000 in 1993.
Such net charge-offs as a percentage of average total loans amounted to 3 basis points, 3 basis points and 2 basis points in 1995, 1994 and 1993, respectively.

     Nonperforming assets, which include non-accrual and real estate acquired in debt restructurings, are as follows:

                                   December 31,
                                -------------------
       (In Thousands)             1995       1994
---------------------------------------------------
Non-accrual and restructured
  loans                         $ 13,285   $  6,371
Real estate acquired in debt
  restructurings (ORE)             9,586     11,884
                                 -------    -------
Total                           $ 22,871   $ 18,255
                                 -------    -------

The $4.6 million increase in nonperforming assets is due primarily to the reclassification of one credit to nonaccrual status. Real estate acquired in debt restructurings is net of a reserve of $978,000 in 1995 and $478,000 in 1994.

-------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("FAS 107") requires disclosure of the estimated fair values of the Corporation's financial instruments. The FAS 107 disclosures and commentary concerning the usefulness of these disclosures is set forth in "Notes to the Consolidated Financial Statements No. 18."

-------------------------------------------------------
ADOPTION OF NEW ACCOUNTING STANDARDS
Accounting for the Impairment of a Loan
As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an amendment of FAS 114," ("FAS 118"). FAS 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria of FAS 114. In accordance with FAS 114, loans previously classified as in-substance foreclosures but for which the Corporation has not taken possession of the collateral have been reclassified as loans. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.

-------------------------------------------------------
Disclosure Requirements related to Derivative Financial Instruments
The Corporation adopted, as of December 31, 1994, Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," ("FAS 119"). FAS 119 requires new disclosures about derivative financial instruments and amends certain existing disclosure requirements. Since FAS 119 is a disclosure requirement only, its adoption did not have any effect on either the Corporation's financial condition or its results of operations.

-------------------------------------------------------
Accounting for Debt and Equity Securities
The Corporation adopted, as of December 31, 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). FAS 115 requires that investments in debt securities be classified in one of three categories, each having a different financial accounting method. The three categories are: securities held to maturity; trading securities; and securities available for sale. See "Notes to the Consolidated Financial Statements Nos. 2 (c) and 5" for additional discussion of FAS 115.

-------------------------------------------------------
Accounting for Postemployment Benefits
The Corporation adopted, as of December 31, 1993, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," ("FAS 112"). FAS 112 requires employers to accrue currently the cost of benefits, including salary continuation and severance benefits, provided to former or inactive employees after employment but before retirement. The adoption of FAS 112 did not have a significant impact on the results of operations or financial condition of the Corporation.

-------------------------------------------------------
ACCOUNTING STANDARDS NOT YET ADOPTED
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", ("FAS 121"), issued in March 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. FAS 121 requires review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. FAS 121 is effective for fiscal years beginning after December 15, 1995. The

Corporation does not believe that the adoption of FAS 121 will have a significant impact on the financial condition or results of operations of the Corporation.
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 gives companies the option of adopting a fair value based method of accounting for stock-based employee compensation or to continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Corporation has elected to continue to account for stock-based employee compensation in accordance with APB 25, as such, FAS 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. FAS 123 is effective for fiscal years beginning after December 15, 1995, but must include disclosure of the effects of all awards granted in fiscal years that begin after December 15, 1994. Since FAS 123 is a disclosure requirement only, its adoption will not have any effect on either the Corporation's financial condition or its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

     (In Thousands, Except Per Share Amounts)           1995             1994             1993
------------------------------------------------------------------------------------------------
Fee Revenue.......................................    $281,426         $300,196         $268,332
Interest Revenue (Note 12)........................     188,815          187,116          169,600
Interest Expense (Note 12)........................      90,339           79,004           53,358
                                                      --------         --------         --------
Net Interest Revenue..............................      98,476          108,112          116,242
Provision for Credit Losses.......................       1,600            2,000            4,000
                                                      --------         --------         --------
Net Interest Revenue After Provision For Credit
  Losses..........................................      96,876          106,112          112,242
                                                      --------         --------         --------
Other Income......................................       2,284           10,340            3,611
Net Securities Gains..............................       4,222            2,059            3,025
                                                      --------         --------         --------
Total Revenue Net of Interest Expense and
  Provision for Credit Losses.....................     384,808          418,707          387,210
                                                      --------         --------         --------
OPERATING EXPENSES
Salaries..........................................     123,216          135,415          120,770
Employee Benefits and Performance Compensation....      67,965           72,068           68,383
                                                      --------         --------         --------
Total Salaries and Benefits.......................     191,181          207,483          189,153
Occupancy.........................................      38,248           40,030           40,035
Other.............................................      93,202           86,645           85,337
Restructuring Costs...............................     155,589           50,177               --
                                                      --------         --------         --------
Total Operating Expenses..........................     478,220          384,335          314,525
                                                      --------         --------         --------
Income (Loss) Before Income Taxes.................     (93,412)          34,372           72,685
Income Taxes......................................     (42,891)          13,405           30,418
                                                      --------         --------         --------
Net Income (Loss).................................    $(50,521)        $ 20,967         $ 42,267
                                                      ========         ========         ========
Fully Diluted Net Income (Loss) Per Share.........    $  (5.24)        $   2.09         $   4.25
                                                      ========         ========         ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CONDITION
DECEMBER 31,

--------------------------------------------------------------------------------

                    (Dollars in Thousands)                            1995               1994
------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks........................................    $   96,785         $  164,610
Short-Term Investments.........................................         4,868            141,524
Securities.....................................................       760,032          1,033,526
Loans..........................................................     1,459,695          1,626,898
Less: Allowance for Credit Losses..............................        16,086             14,699
                                                                   ----------         ----------
Net Loans......................................................     1,443,609          1,612,199
Premises and Equipment.........................................        71,831            109,346
Other Assets...................................................       196,094            162,006
                                                                   ----------         ----------
Total Assets...................................................    $2,573,219         $3,223,211
                                                                   ==========         ==========
LIABILITIES
Deposits:
  Non-Interest Bearing.........................................    $  489,827         $1,031,538
  Interest Bearing.............................................     1,503,430          1,408,833
                                                                   ----------         ----------
Total Deposits.................................................     1,993,257          2,440,371
Short-Term Credit Facilities...................................       134,815            350,515
Accounts Payable and Accrued Liabilities.......................       233,870            148,078
Long-Term Debt.................................................        29,434             60,924
                                                                   ----------         ----------
Total Liabilities..............................................     2,391,376          2,999,888
                                                                   ----------         ----------
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common Stock, Par Value $1.00; Authorized 40,000,000 Shares;
  Issued 9,739,144 in 1995 and 11,581,373 in 1994..............         9,739             11,581
Capital Surplus................................................           125             72,605
Retained Earnings..............................................       183,804            244,639
Treasury Stock, at Cost (2,129,448 Shares in 1994).............        --                (86,139)
Loan to ESOP...................................................       (13,434)           (16,171)
Unrealized Gain (Loss), Net of Taxes, on Securities Available
  for Sale.....................................................         1,609             (3,192)
                                                                   ----------         ----------
Total Stockholders' Equity.....................................       181,843            223,323
                                                                   ----------         ----------
Total Liabilities and Stockholders' Equity.....................    $2,573,219         $3,223,211
                                                                   ----------         ----------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

      (Dollars in Thousands, Except Per Share Amounts)          1995         1994         1993
------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, Beginning of Year..................................  $ 11,581     $ 11,436     $ 56,506
Issuance of Shares Under Employee Benefit Plans (298,058,
  145,080 and 135,080 Shares)...............................       298          145          467
Retirement of Treasury Stock (2,140,287 Shares in 1995).....    (2,140)       --           --
Change in Par Value of Common Stock.........................     --           --         (45,537)
                                                              --------     --------     --------
Balance, End of Year........................................  $  9,739     $ 11,581     $ 11,436
                                                              ========     ========     ========
CAPITAL SURPLUS
Balance, Beginning of Year..................................  $ 72,605     $ 67,898     $ 23,280
Employee Benefit Plans......................................    11,776        4,707        4,011
Retirement of Treasury Stock (2,140,287 Shares in 1995).....   (84,256)       --           --
Acquisitions................................................     --           --          (4,930)
Change in Par Value of Common Stock.........................     --           --          45,537
                                                              --------     --------     --------
Balance, End of Year........................................  $    125     $ 72,605     $ 67,898
                                                              ========     ========     ========
RETAINED EARNINGS
Balance, Beginning of Year..................................  $244,639     $242,112     $216,839
Net Income (Loss)...........................................   (50,521)      20,967       42,267
Cash Dividends Declared ($1.25, $2.00 and $1.88 Per
  Share)....................................................   (12,154)     (18,750)     (17,677)
Retirement of Treasury Stock (2,140,287 Shares in 1995).....      (891)       --           --
Tax Benefit on Dividends Paid on Stock Based Awards.........     2,731          310          683
                                                              --------     --------     --------
Balance, End of Year........................................  $183,804     $244,639     $242,112
                                                              ========     ========     ========
TREASURY STOCK
Balance, Beginning of Year..................................  $(86,139)    $(82,857)    $(78,443)
Purchases (90,000 Shares in 1994 and 157,500 Shares in
  1993).....................................................     --          (4,573)      (8,485)
Issuance (Tender) of Shares Under Employee Benefit Plans,
  Net (10,839, 37,420 and 33,692 Shares)....................    (1,148)       1,291        1,175
Issuance of Shares for Acquisitions (75,831 in 1993)........     --           --           2,896
Retirement of Treasury Stock (2,140,287 Shares in 1995).....    87,287        --           --
                                                              --------     --------     --------
Balance, End of Year........................................  $  --        $(86,139)    $(82,857)
                                                              ========     ========     ========
LOAN TO ESOP
Balance, Beginning of Year..................................  $(16,171)    $(18,697)    $(21,029)
Principal Payment by ESOP...................................     2,737        2,526        2,332
                                                              --------     --------     --------
Balance, End of Year........................................  $(13,434)    $(16,171)    $(18,697)
                                                              ========     ========     ========
UNREALIZED GAIN (LOSS), NET OF TAXES, ON SECURITIES
  AVAILABLE FOR SALE
Balance, Beginning of Year..................................  $ (3,192)    $  8,695     $  --
Net Change in Fair Value, After Taxes.......................     4,801      (11,887)       8,695
                                                              --------     --------     --------
Balance, End of Year........................................  $  1,609     $ (3,192)    $  8,695
                                                              ========     ========     ========
Total Stockholders' Equity..................................  $181,843     $223,323     $228,587
                                                              ========     ========     ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

              (In Thousands)                      1995                1994               1993
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income (Loss)..........................    $   (50,521)        $    20,967         $  42,267
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating
  Activities:
Provision for Credit Losses................          1,600               2,000             4,000
Depreciation and Amortization of Premises
  and Equipment and Other Assets...........         14,702              15,158            14,896
Net Amortization (Accretion) on Premium
  (Discount) on Securities.................         (6,915)              4,637            10,768
Net Change in Accrued Interest and Accounts
  Receivable...............................          3,619              (9,283)           (1,159)
Net Change in Deferred Taxes...............        (35,337)             (1,718)          (17,953)
Net Change in Accounts Payable and Other
  Liabilities..............................         88,898               1,397            31,451
Other, Net.................................          1,852              31,951            (2,738)
                                               -----------         -----------         ----------
Net Cash Provided by Operating
  Activities...............................         17,898              65,109            81,532
                                               -----------         -----------         ----------
Cash Flows From Investing Activities:
Net Change in Short-Term Investments.......        136,656             156,952          (236,616)
Purchases of Securities:
  Available for Sale.......................     (2,265,171)         (1,283,359)           --
  Held to Maturity.........................        --                 (402,502)           --
  Investment...............................        --                  --               (854,446)
Proceeds from Sales of Securities:
  Available for Sale.......................        880,491             578,777            --
  Held to Maturity.........................        --                  379,954            --
  Investment...............................        --                  --                202,080
Proceeds from Maturities, Calls and
  Mandatory Redemptions of Securities:
  Available for Sale.......................      1,677,123             653,972            --
  Held to Maturity.........................        --                   46,229            --
  Investment...............................        --                  --                781,561
Net Change in Loans........................        167,126            (228,175)         (138,262)
Purchases of Premises and Equipment........         (4,011)            (12,626)          (19,405)
Other, Net.................................         20,695               7,492             5,399
                                               -----------         -----------         ----------
Net Cash Provided by (Used in) Investing
  Activities...............................        612,909            (103,286)         (259,689)
                                               -----------         -----------         ----------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing
  Deposits.................................       (541,711)           (209,547)           20,408
Net Change in Money Market and Other
  Savings Deposits.........................         70,679             147,674           115,971
Net Change in Time Deposits................         23,918              15,630            (4,916)
Net Change in Short-Term Credit
  Facilities...............................       (215,700)             92,443            32,777
Repurchases/Repayment of Long-Term Debt....        (31,490)             (4,176)           (5,282)
Issuance of Common Stock...................         10,086               4,686             4,297
Purchases of Treasury Stock................             --              (4,573)           (8,485)
Dividends Paid.............................        (14,414)            (18,467)          (17,205)
                                               -----------         -----------         ----------
Net Cash Provided by (Used in) Financing
  Activities...............................       (698,632)             23,670           137,565
                                               -----------         -----------         ----------
Net Change in Cash and Cash Equivalents....        (67,825)            (14,507)          (40,592)
Cash and Cash Equivalents at January 1.....        164,610             179,117           219,709
                                               -----------         -----------         ----------
Cash and Cash Equivalents at December 31...    $    96,785         $   164,610         $ 179,117
                                               ===========         ===========         ==========
Income Taxes Paid..........................    $     7,328         $    27,551         $  29,678
Interest Expense Paid......................         90,423              76,711            53,536

     The Disposition and Merger had the impact of removing the following assets and liabilities from the Corporation's statement of condition:

                Short-Term Investments...........................    $  946,387
                Securities.......................................        41,964
                Short-Term Advances..............................       165,615
                Other Assets.....................................        64,837
                                                                     ----------
                Total Assets.....................................    $1,218,803
                                                                     ==========
                Deposits.........................................    $1,143,970
                Long-Term Debt...................................        41,964
                Accounts Payable and Other Liabilities...........        32,869
                                                                     ----------
                Total Liabilities................................    $1,218,803
                                                                     ==========

The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. DISPOSITION AND MERGER TRANSACTION
On November 18, 1994, the former U.S. Trust Corporation ("UST") and The Chase Manhattan Corporation ("Chase") entered into an agreement under which Chase acquired UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain back office operations (collectively, the "Chase Acquired Business") for $363.5 million in Chase common stock. On September 1, 1995, UST spun-off to its shareholders (the "Disposition") all of the outstanding shares of a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation"). On September 2, 1995, UST was merged into Chase (the "Merger"). The Disposition was accounted for by the Corporation as if UST had continued existence. The carrying amount of assets and liabilities distributed was accounted for in accordance with generally accepted accounting principles at their recorded amounts as reported in the Consolidated Statement of Condition. For financial reporting purposes, the Corporation is a successor registrant to UST and, as such, all historical financial information of UST is the historical financial information of the Corporation. The Corporation's revenues are derived from asset management, private banking, special fiduciary and corporate trust activities.
     In conjunction with the Disposition and Merger, substantially all of the Corporation's securities processing, custodial and data processing services are provided by Chase under the five-year term of a services agreement (the "Services Agreement") at an annual base fee of $10 million. The Services Agreement may be extended an additional two to five years beyond its initial term.
     At the date of the Merger, UST had $1.2 billion of assets and liabilities, including approximately $946 million of overnight investments, $230 million of other assets and $1.1 billion of deposits. Concurrent with the consummation of the Disposition and Merger, UST retired all outstanding treasury stock (2,140,287 shares) and satisfied and discharged $10.8 million of 8 1/2% Capital Notes due 2001 and $30 million of 8% Notes due 1996.
     Total restructuring costs associated with the Disposition and Merger were $205.8 million ($114.9 million after taxes), including $155.6 million ($86.9 million after taxes or $9.05 per share) recorded in 1995 and $50.2 million ($27.9 million after taxes or $2.74 per share) recorded in 1994. At December 31, 1995, approximately $46.4 million (pre-tax) remains to be paid. The following table shows the pre-tax composition of total restructuring charges.

               (Thousands)
-------------------------------------------------
Severance and other termination-related
  costs                                  $ 83,400
Asset/liability and portfolio balancing    45,200
Disposition of facilities, premises and
  equipment                                28,200
Professional fees and other                49,000
                                         --------
                                         $205,800
                                         --------

-------------------------------------------------------

2. ACCOUNTING POLICIES
The Corporation is an investment management company with fiduciary and banking powers. Through its principal subsidiary, United States Trust Company of New York (the "Trust Company"), the Corporation provides asset management and private banking services as well as special fiduciary and corporate trust services to affluent individuals and institutions located throughout the United States.
     The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and general practice within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.
     The following is a summary of the significant financial accounting policies:

(a) BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Corporation and its majority owned subsidiaries. Since the Corporation is considered to be the continuing reporting entity after the Disposition and Merger, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements include both the Chase Acquired Business through the date of the Disposition and Merger and the ongoing asset management, private banking, special fiduciary and corporate trust activities. All material intercompany accounts and transactions have been eliminated in consolidation.
(b) TRUST ASSETS - Property (other than cash deposits) held by the Trust Company or the

Corporation's other subsidiaries in a fiduciary or agency capacity for customers is not an asset of the Corporation and is not included in the Consolidated Statement of Condition.
(c) SECURITIES - The Corporation accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with FAS 115, debt securities that the Corporation has both the positive intent and ability to hold to maturity are classified as Securities Held to Maturity and carried at historical cost, adjusted for amortization of premiums and accretion of discounts ("amortized cost"). Gains and losses related to Securities Held to Maturity are not recorded until realized. Debt securities that may be sold prior to maturity as part of asset/liability management or in response to other factors are classified as Securities Available for Sale and carried at their estimated fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of taxes.
     Premiums and discounts on these securities are amortized or accreted in accordance with the policy set forth in "Notes to the Consolidated Financial Statements No. 1(d)." Realized gains and losses from sales of securities are determined on a specific identification cost basis.
     See "Notes to the Consolidated Financial Statements No. 5" for additional discussion.
(d) INTEREST BEARING FINANCIAL INSTRUMENTS - Interest income/expense is accrued on interest bearing financial instruments based upon the contractual terms of the instrument. Premiums and discounts are amortized or accreted, respectively, on a basis that approximates the effective yield method.
(e) NONPERFORMING ASSETS - Nonperforming assets consist of non-accrual financial instruments and real estate acquired in debt restructurings. Interest accruals are discontinued when principal or interest is contractually past due ninety days or more. In addition, interest accruals may be discontinued when principal or interest is contractually past due less than ninety days if in the opinion of management the amount due is not likely to be paid in accordance with the terms of the contractual agreement, even though the financial instruments are currently performing. Any accrued but unpaid interest previously recorded on a non-accrual financial instrument is reversed against interest income. Subsequent cash receipts of interest on non-accrual financial instruments are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal. Non-accrual financial instruments are generally returned to accrual status only when all delinquent principal and interest payments are brought current and the collectibility of future principal and interest on a timely basis is reasonably assured.
     If a financial instrument is restructured as a result of the deterioration of a borrower's financial condition, interest will accrue at the renegotiated or effective rate, as appropriate.
     Real estate acquired in debt restructurings ("ORE") is recorded in other assets at the lower of the carrying amount of the loan or the ORE's estimated fair value less estimated selling and disposition costs. After the acquisition date of the ORE, operating expenses and revenue, additional writedowns, as appropriate, and gains and losses on the ultimate disposition of ORE are reported in other expenses.
(f) ALLOWANCE FOR CREDIT LOSSES - The allowance for credit losses is established through charges to income based on management's evaluation of the adequacy of the allowance in meeting present and possible future losses in the existing credit portfolio, which includes loans, commitments to extend credit and standby letters of credit.
     As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an amendment of FAS 114," ("FAS 118"). FAS 114 requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS 118 amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and amends the income recognition criteria of FAS 114. In accordance with FAS 114, loans previously classified as in-substance foreclosures but for which the Corporation has not taken possession of the collateral have been reclassified as loans. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.
     The adequacy of the allowance is continually reviewed by management, taking into consideration current economic conditions, past loss experience, risks inherent in the credit portfolio, including the value of impaired loans in accordance with FAS 114 and FAS 118.

(g) PREMISES AND EQUIPMENT - Premises and equipment, including leasehold improvements, are stated at cost less accumulated amortization and depreciation. Amortization and depreciation expenses are computed on a straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets. Maintenance and repairs expenses are charged to operating expenses as incurred.
(h) EMPLOYEE BENEFIT PLANS -
     Cash and Stock Based Awards
     Performance awards may be in the form of cash, stock options and restricted stock units. Cash awards are accrued and paid annually. Restricted stock units are awarded under the Executive Incentive Plan and are recorded as compensation expense ratably over the vesting period of the award. Stock options are awarded under the 1995 Stock Option Plan and, are issued with the exercise price not less than the market value of a common share of the Corporation on the date of grant, and no compensation expense is recorded. Retirement Plan
     In connection with the Disposition and Merger, the retirement plan was amended and restated as of July 25, 1995. This amended retirement plan, adopted by the Corporation, represents a continuation of UST's retirement plan. The retirement plan is a trusteed, noncontributory, qualified defined benefit retirement plan that provides retirement benefits to substantially all employees. The retirement plan benefit formula is based upon years of service, average compensation over the final years of service and the social security covered compensation. The Corporation's funding policy is consistent with the funding requirements of Federal laws and regulations. Retirement plan assets are managed by the Trust Company and consist primarily of listed stocks and commingled debt and international and domestic equity pension trust funds. The Corporation also maintains an unfunded, non-trusteed, noncontributory, non-qualified retirement plan for participants whose retirement benefit payments under the qualified plan are expected to exceed the limits imposed by Federal tax law.
See Notes to the Consolidated Financial Statements No. 17 for further information on Employee Benefit Plans.
(i) INCOME TAXES - The Corporation files a consolidated Federal income tax return. Applicable taxes of the individual companies are determined as if they filed a separate return and each subsidiary is charged or credited for its amount of computed tax.
     Deferred income taxes are provided for items that are recognized for income tax purposes in years other than those in which they are recognized for financial reporting purposes.
(j) DERIVATIVE FINANCIAL INSTRUMENTS - The Corporation employs interest rate swap agreements ("Swaps") solely as hedging instruments. The differential to be paid or received over the life of the Swap is recognized on an accrual basis as an adjustment to interest expense.
(k) NET INCOME (LOSS) PER SHARE - Primary net income per share is computed by dividing net income by the total weighted average common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of outstanding stock options and the assumed issuance of deferred stock awards earned from incentive plans. Total common and common equivalent shares outstanding amounted to 9,637,800 in 1995, 10,019,592 in 1994 and 9,968,033 in
1993.
     Fully diluted earnings per share is computed under the assumption that all contingent increases in common stock have occurred to the extent that they have a dilutive effect on net income per share. Total common shares outstanding on a fully diluted basis amounted to 9,637,800 in 1995, 10,198,301 in 1994 and 9,994,591 in 1993.
     Net loss per share on either a primary or fully diluted basis is calculated by dividing the net loss by only the weighted average amount of common shares outstanding. Due to the loss in 1995, both primary and fully diluted earnings per share were calculated using only the weighted average amount of common shares outstanding.
(l) CASH AND CASH EQUIVALENTS - For purposes of the Consolidated Statement of Cash Flows, the Corporation considers the Consolidated Statement of Condition caption "Cash and Due from Banks" as cash and cash equivalents. For purposes of the U.S. Trust Corporation (Parent Company Only) (See "Notes to the Consolidated Financial Statements No. 19") Statement of Cash Flows, the Corporation considers the Statement of Condition caption "Total Due From Banks" as cash and cash equivalents.
(m) SHORT-TERM INVESTMENTS - Included in Short-Term Investments are $4,868,000 and $21,524,000 of Interest Bearing Deposits with Banks at December 31, 1995 and 1994, respectively and $120,000,000 of Federal Funds Sold and Securities Purchased under Agreements to Resell at December 31, 1994.
(n) RECLASSIFICATIONS - Certain amounts presented in prior periods have been reclassified to conform with the current year's presentation.

-------------------------------------------------------

3. ACQUISITIONS
On April 28, 1995, the Corporation purchased the individual account business of
J. & W. Seligman & Co. Inc., and acquired J. & W. Seligman Trust Company ("Seligman") for approximately $9 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc. is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation may pay up to an additional $11 million in cash for the business acquired (approximately $800 million in assets under management) subject to certain business retention and other conditions.
     On July 7, 1993, the Corporation exchanged 75,831 shares of its common stock, valued at approximately $4.0 million, for 100% of the shares of U.S. Trust Company of the Pacific Northwest ("Pacific Northwest"), formerly Capital Trust Company, a Portland, Oregon-based trust and investment management and consulting company. This acquisition did not have a significant effect on the Corporation's consolidated financial statements. Accordingly, the results of operations for Pacific Northwest has been recorded as of the date of acquisition and prior period financial statements were not restated.

-------------------------------------------------------

4. CASH AND DUE FROM BANKS
The average non-interest earning balances held at the Federal Reserve Bank for the years ended December 31, 1995 and 1994 were $47 million and $65 million, respectively. These amounts represent reserve requirements which must be maintained on deposits. There are no other restrictions on cash and due from banks.

--------------------------------------------------------------------------------

5. SECURITIES
A comparison of the amortized cost, estimated fair value and gross unrealized gains and losses as of December 31, 1995 and 1994, respectively, for all securities follows:

                                                           Estimated       Gross          Gross
                                            Amortized        Fair        Unrealized     Unrealized
            (In Thousands)                    Cost           Value         Gains          Losses
--------------------------------------------------------------------------------------------------
Securities available for sale:
December 31, 1995:
U.S. Government and Federal Agency
  obligations:
  U.S. Treasury obligations............    $   481,607    $   482,327      $  743        $     23
  U.S. Government Sponsored Agencies
     and Corporations..................        108,813        109,629         944             128
States and Municipal obligations.......         49,351         50,718       1,393              26
Collateralized mortgage obligations....         41,524         41,592          99              31
All other..............................         75,749         75,766          63              46
                                            ----------     ----------    ----------     ----------
Total..................................    $   757,044    $   760,032      $3,242        $    254
                                           ===========    ===========    ==========     ==========
December 31, 1994:
U.S. Government and Federal Agency
  obligations:
  U.S. Treasury obligations............    $   606,999    $   601,120      $   17        $  5,896
  U.S. Government Sponsored Agencies
     and Corporations..................        240,422        240,262       2,739           2,899
States and Municipal obligations.......         75,086         75,879       1,437             644
Collateralized mortgage obligations....         58,842         58,580          69             331
All other..............................         57,954         57,685          --             269
                                            ----------     ----------    ----------     ----------
Total..................................    $ 1,039,303    $ 1,033,526      $4,262        $ 10,039
                                           ===========    ===========    ==========     ==========

The amortized cost and estimated fair value of securities available for sale at December 31, 1995, by the earlier of contractual maturity or call date, follows:

                                  December 31, 1995
                              ---------------------
                                          Estimated
                              Amortized     Fair
       (In Thousands)           Cost        Value
---------------------------------------------------
Due in one year or less       $430,177    $430,561
Due after one year through
  two years                    138,080     138,778
Due after two years through
  five years                    21,225      21,995
Due after five years through
  ten years                        895         934
Due after ten years             11,996      12,210
                              --------    --------
    Sub-Total                  602,373     604,478
Collateralized mortgage
  obligations, mortgage-
  backed securities and other
  asset-backed securities(1)   150,338     151,221
                              --------    --------
    Sub-Total                  752,711     755,699
Federal Reserve Bank and
  Federal Home Loan Bank
  stock                          4,333       4,333
                              --------    --------
    Total                     $757,044    $760,032
                              ========    ========

-------------------------------------------------------

(1)At December 31, 1995, the weighted-average life of collateralized mortgage obligations, mortgage-backed securities and other asset-backed securities was
   4.1 years. Expected maturities for collateralized mortgage obligations, mortgage-backed securities and other asset-backed securities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.
The components of securities gains (losses), net for the years ended December 31, 1995, 1994 and 1993 follows:

                           Years Ended December 31,
                         --------------------------
     (In Thousands)       1995      1994      1993
---------------------------------------------------
Gross realized gains from
  sales, maturities,
  calls, and mandatory
  redemptions            $4,348    $2,145    $3,443
Gross realized (losses)
  from sales, maturities,
  calls, and mandatory
  redemptions              (126)      (86)     (418)
                         ------    ------    ------
  Securities gains, net  $4,222    $2,059    $3,025
                         ======    ======    ======

Net securities gains for the years ended December 31, 1995 and December 31, 1994 exclude $1,030,000 and $44,177,000, respectively of securities losses incurred in connection with the Disposition and Merger. These losses have been classified as part of restructuring costs in the Consolidated Statement of Income.
     In December 1994 in connection with the Disposition and Merger, the Corporation transferred $28,884,000 (carrying amount) of securities classified as held to maturity to the securities available for sale category. As a result of this transfer, an unrealized loss of $503,000 (before-tax) was recorded in "Stockholders' Equity -- Unrealized Gain (Loss), Net of Taxes, on Securities Available for Sale".
     At December 31, 1995 and 1994, securities in the amount of $66,258,000 and $303,304,000, respectively, were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

--------------------------------------------------------------------------------

6. LOANS

The following is an analysis of the composition of the loan portfolio.

                                                              December 31,
                                     --------------------------------------------------------------
          (In Thousands)                1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------
Private banking:
  Residential real estate mortgages  $  937,856   $  851,074   $  699,193   $  612,142   $  449,270
  Other                                 452,630      480,559      474,761      391,446      344,307
                                     ----------   ----------   ----------   ----------   ----------
Total private banking loans           1,390,486    1,331,633    1,173,954    1,003,588      793,577
                                     ----------   ----------   ----------   ----------   ----------
Short-term trust credit facilities*      --          154,988      153,902      187,516      277,822
Loans to financial institutions for
  purchasing and carrying
  securities                             61,372      126,640       57,505       52,652       49,982
All other                                 7,837       13,637       13,362       16,705       42,264
                                     ----------   ----------   ----------   ----------   ----------
  Total                              $1,459,695   $1,626,898   $1,398,723   $1,260,461   $1,163,645
                                     ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------
* Historically, the Trust Company provided short-term credit facilities to certain of its Processing Business trust customers in anticipation of receiving interest and dividends due from investments under administration and custody agreements.

An analysis of nonperforming assets follows:

                                                                December 31,
                                           -------------------------------------------------------
             (In Thousands)                 1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------------------
Non-accrual and restructured loans         $13,285     $ 6,371     $ 6,005     $ 8,601     $19,498
Real estate acquired in debt
  restructurings (ORE)                       9,586      11,884      11,542      13,677       9,215
                                           ----------  ----------  ----------  ----------  ----------
  Total                                    $22,871     $18,255     $17,547     $22,278     $28,713
                                           ==========  ==========  ==========  ==========  ==========

As of December 31, 1995, the carrying amount of impaired loans as defined in FAS 114, was approximately $13.3 million. The average balance of impaired loans for the year ended December 31, 1995 was approximately $8.5 million. Interest revenue, which is recognized on a cash basis, related to impaired loans for the year ended December 31, 1995 was not material.
     In accordance with FAS 114, loans previously classified as in-substance foreclosures but for which the Corporation has not taken possession of the collateral have been reclassified as loans. At January 1, 1995, $1,250,000 was transferred from ORE to loans.
     The reserve for ORE was $978,000 in 1995 and $478,000 in 1994. There were no provisions for ORE from 1991 to 1993.

The effect of non-accrual loans on interest revenue is presented below:

                               Years Ended December
                                                31,
                             ----------------------
       (In Thousands)         1995     1994    1993
---------------------------------------------------
Interest revenue which would
  have been earned under
  original terms             $1,212    $571    $689
Interest revenue recognized
  during year                   723     245     264
                             ------    ----    ----
  Reduction in interest
    revenue                  $  489    $326    $425
                             ======    ====    ====

-------------------------------------------------------

7. ALLOWANCE FOR CREDIT LOSSES
An analysis of the allowance for credit losses follows:

    (In Thousands)     1995       1994       1993
---------------------------------------------------
Balance, January 1    $14,699    $13,393    $11,676
                      -------    -------    -------
Charge-offs            (3,430)    (1,499)    (4,100)
Recoveries              3,217        805      1,817
                      -------    -------    -------
Net charge-offs          (213)      (694)    (2,283)
Provision charged to
  income                1,600      2,000      4,000
                      -------    -------    -------
Balance, December 31  $16,086    $14,699    $13,393
                      =======    =======    =======

As of January 1, 1995, the Corporation adopted FAS 114 and FAS 118. The adoption of FAS 114 and FAS 118 had no impact on the financial condition or results of operations of the Corporation.
-------------------------------------------------------

8. PREMISES AND EQUIPMENT
An analysis of premises and equipment follows:

                                      December 31,
                              --------------------
        (In Thousands)          1995        1994
--------------------------------------------------
Land                          $  1,000    $  1,000
Building                        12,145      12,144
Leasehold improvements          62,533      97,463
Furniture and equipment         37,871      65,355
                              --------    --------
                               113,549     175,962
Less accumulated amortization
  and depreciation              41,718      66,616
                              --------    --------
  Total                       $ 71,831    $109,346
                              ========    ========

Amortization and depreciation expense amounted to $11,701,000, $13,056,000 and $11,952,000 for 1995, 1994 and 1993, respectively. The decline in leasehold improvements and furniture and equipment is due in part, to a $7.2 million write-off and $29.8 million of assets transferred to Chase in connection with the Disposition and Merger.
     Included in Other Operating Expenses in the Consolidated Statement of Income is approximately $15.0 million in 1995, $18.4 million in 1994 and $18.5 million in 1993 of equipment expense.

-------------------------------------------------------

9. SHORT-TERM CREDIT FACILITIES
An analysis of borrowings follows:

     (In Thousands)       1995      1994      1993
----------------------------------------------------
Federal funds purchased:
 Year-end balance       $  1,800  $ 19,535  $ 31,535
 Daily average balance    56,092   313,765   151,005
 Maximum end-of-month
   balance               155,560   941,860   470,325
 Weighted average
   interest rate during
   year                     6.01%     4.50%     3.12%
 Weighted average
   interest rate at
   year-end                 5.83      5.96      3.00
Securities sold under
agreements to
repurchase:
 Year-end balance       $ 13,473  $204,280  $189,679
 Daily average balance   121,341   197,416   187,868
 Maximum end-of-month
   balance               212,101   368,750   305,249
 Weighted average
   interest rate during
   year                     5.67%     3.87%     2.82%
 Weighted average
   interest rate at
   year-end                 5.53      5.57      2.86
Other borrowed funds:*
 Year-end balance       $119,542  $126,700  $ 36,858
 Daily average balance    15,655    84,813    17,326
 Maximum end-of-month
   balance                62,004   311,511    37,716
 Weighted average
   interest rate during
   year                     6.96%     5.01%     2.88%
 Weighted average
   interest rate at
   year-end                 6.41      5.70      2.59

-------------------------------------------------------

*The weighted average interest rate during the year and at year-end excludes
 $99,516,000 at December 31, 1995 and $425,000 on an average basis of an overdraft balance in the Corporation's clearing account with Chase.

Federal funds purchased and securities sold under agreements to repurchase generally are overnight borrowing transactions.

     Included in other borrowed funds is a $20.0 million utilization of the Corporation's $25.0 million revolving line of credit with another financial institution. The interest rate on this facility is 6.33%, accumulated interest is payable at the termination of the credit facility (February 15, 1996).

-------------------------------------------------------

-------------------------------------------------------

10. INCOME TAXES
The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109"). FAS 109 requires, among other things, that an asset and liability approach be applied to accounting for income taxes and that the recognition of deferred tax assets be evaluated using a "more likely than not" realizability criterion.
     The components of the provision for income tax expense (benefit) that are attributable to income (loss) are as follows:

                           Years Ended December 31,
                     ------------------------------
   (In Thousands)      1995       1994       1993
---------------------------------------------------
Current:
  Federal            $    497    $11,347    $16,280
  State and local      (2,216)     2,897     12,318
                     ---------   --------   --------
    Total current
      income taxes     (1,719)    14,244     28,598
                     ---------   --------   --------
Deferred:
  Federal             (25,850)      (687)     2,180
  State and local     (15,322)      (152)      (360)
                     ---------   --------   --------
    Total deferred
      income taxes    (41,172)      (839)     1,820
                     ---------   --------   --------
    Total            $(42,891)   $13,405    $30,418
                     =========   ========   ========

A reconciliation of the Federal statutory income tax rate with the Corporation's effective income tax rate is as follows:

                                                                                      Years Ended December 31,
                                                   -----------------------------------------------------------
              (Dollars in Thousands)                 1995      1995        1994      1994       1993      1993
--------------------------------------------------------------------------------------------------------------
Tax (Benefit) at U.S. Federal income tax rate..... $(32,694)   (35.0)%    $12,030    35.0%     $25,440    35.0%
Increase (decrease) in effective rate resulting
  from:
  Tax-exempt interest revenue.....................   (1,286)    (1.4)      (1,668)   (4.9)      (2,466)   (3.4)
  State and local taxes, net of Federal income tax
    expense (benefit).............................  (11,400)   (12.2)       1,784     5.2        7,773    10.7
  Miscellaneous items.............................    2,489      2.7        1,259     3.7         (329)   (0.5)
                                                   ---------   -------    -------    ------    -------    ------
                                                   $(42,891)   (45.9)%    $13,405    39.0%     $30,418    41.8%
                                                   ---------   -------    -------    ------    -------    ------

The components of total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 that are applicable to operations and stockholders' equity follows:

                           Years Ended December 31,
                    -------------------------------
   (In Thousands)     1995        1994       1993
---------------------------------------------------
Income taxes
  applicable to
  Operations        $(42,891)   $ 13,405    $30,418
Stockholders'
  equity:
Change in fair value
  of securities
  available for sale    3,964    (10,399)     7,814
Tax benefit on other
  stock based awards   (2,548)     --         --
Tax benefit on
  dividends paid to
  the ESOP on
  unallocated shares     (183)      (310)      (683)
                    --------    --------    -------
    Total           $(41,658)   $  2,696    $37,549
                    --------    --------    -------

The net deferred tax asset is included in "Other Assets" in the Consolidated Statement of Condition. The components of the Corporation's deferred tax liabilities (assets) as of December 31, 1995 and 1994 follows:

                                      December 31,
                              --------------------
        (In Thousands)          1995        1994
--------------------------------------------------
Deferred tax (assets):
Employee benefits             $(36,563)   $(22,137)
Trust and fiduciary activities (13,062)    (10,025)
Leasing                        (11,465)     (3,745)
Allowance for credit losses     (7,246)     (6,746)
Other                           (7,565)     (1,615)
                              --------    --------
                               (75,901)    (44,268)
                              --------    --------
Deferred tax liabilities:
Premises and equipment           9,490      18,798
Other                            7,636         442
                              --------    --------
                                17,126      19,240
                              --------    --------
  Net deferred tax (asset)    $(58,775)   $(25,028)
                              --------    --------

The income tax effect of securities gains (losses) net was $1,497,000, $(19,898,000) and $1,433,000 in 1995, 1994 and 1993, respectively.

-------------------------------------------------------
11. LONG-TERM DEBT
The composition of long-term debt follows:

                                      December 31,
                                ------------------
         (In Thousands)          1995       1994
--------------------------------------------------
8 1/2% Capital Notes due 2001   $ --       $10,803
8% Notes due 1996                 --        29,950
8.35% Senior Unsecured ESOP
  Notes due 1999                 13,434     16,171
Federal Home Loan Bank
  Borrowings                     16,000      4,000
                                -------    -------
  Total                         $29,434    $60,924
                                -------    -------

In connection with the Disposition and Merger, UST satisfied and discharged both the 8 1/2% Capital Notes and the 8% Notes by placing $41,218,000 (par value) of U.S. Government securities in an irrevocable trust for repayment of all principal and interest. The capital notes were issued by the Trust Company, and were subordinated to deposits and certain other liabilities. The 8% notes were unsecured and unsubordinated obligations of the Corporation.
     The 8.35% Senior Unsecured ESOP Notes due 1999 ("ESOP Notes") are obligations of the Corporation that require annual payments of principal and interest. The Corporation loaned the proceeds from the ESOP Notes to the trust established to administer the 401(k) Plan and ESOP of United States Trust Company of New York and Affiliated Companies ("401(k) Plan") on the same terms. The 401(k) Plan used the proceeds to purchase 690,498 shares of common stock from the Corporation's treasury stock holdings for an Employee Stock Ownership Plan ("the ESOP"). (See "Notes to the Consolidated Financial Statements No. 17.") The ESOP Notes call for principal repayments amounting to $2,966,000, $3,213,000, $3,482,000 and $3,773,000, payable annually on February 1, 1996, through February 1, 1999. Interest expense related to the ESOP Notes was approximately $1.4 million, $1.6 million and $1.8 million for the years 1995, 1994 and 1993, respectively.
     The Federal Home Loan Bank ("FHLB") borrowings have maturities between 1997 and 2002. The FHLB borrowings bear interest ranging between 6.25% and 6.76%. The FHLB borrowings are collateralized by the pledge of qualifying assets.

-------------------------------------------------------

12. NET INTEREST REVENUE
The following is an analysis of the composition of net interest revenue:

                            Years Ended December 31,
----------------------------------------------------
  (In Thousands)       1995       1994       1993
----------------------------------------------------
Interest Revenue:
Loans                $ 109,094  $  94,525  $  77,204
Securities:
  Taxable               43,475     74,980     67,868
  Exempt from
    Federal Income
    Tax                  3,966      5,038      7,267
Short-Term
  Investments           29,723      9,027     12,213
Deposits with Banks      2,557      3,546      5,048
                      --------   --------   --------
Total Interest
  Revenue              188,815    187,116    169,600
                      --------   --------   --------
Interest Expense:
Deposits             $  75,268  $  47,928  $  37,478
Short-Term Credit
  Facilities            11,308     25,992     10,509
Long-Term Debt           3,763      5,084      5,371
                      --------   --------   --------
Total Interest
  Expense               90,339     79,004     53,358
                      --------   --------   --------
Net Interest
  Revenue            $  98,476  $ 108,112  $ 116,242
                     =========  =========  =========

See the Net Interest Revenue section of Management's Discussion and Analysis (Item 7 of this Report) for an analysis of net interest revenue.

-------------------------------------------------------
13. STOCKHOLDERS' EQUITY
On September 2, 1995, the Merger resulted in the retirement of UST's Treasury Stock (2,140,287 shares). The treasury stock had been obtained between 1987 and 1994 through a buy back program under which approximately 3.0 million shares of UST's common stock was acquired in the open market at an average price of $39.87 per share. During this period, approximately 900,000 shares of UST common stock was issued for acquisitions and employee benefit programs.
     Effective December 31, 1993, the Corporation was authorized to issue up to
5.0 million, $1.00 par value, preferred shares. No preferred shares have been issued.
     The Corporation's banking subsidiaries are subject to limitations on the amount of dividends they can pay to the Corporation without prior approval of the bank regulatory authorities. The Trust Company has received approval from bank regulatory authorities to pay dividends to the Corporation out of current earnings beginning September 1, 1995. As of December 31, 1995, the Corporation's banking subsidiaries can declare, in aggregate, dividends of approximately $15.9 million without approval of the regulatory authorities.

-------------------------------------------------------
14. CONTINGENCIES
There are various pending and threatened actions and claims against the Corporation and its subsidiaries in which the Corporation has denied liability and which it will vigorously contest. Management, after consultation with counsel is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position or results of operations.

-------------------------------------------------------
15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
In the normal course of business, the Corporation enters into various transactions involving off-balance sheet financial instruments to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. These transactions are subject to varying degrees of market and credit risk. As compensation for the risks assumed, these instruments generate interest or fee revenue or expense. The controls used to monitor the credit and market risks of off-balance sheet financial instruments are consistent with those associated with the Corporation's on-balance sheet activities.

-------------------------------------------------------
Credit-Related Financial Instruments
Credit-related financial instruments include firm commitments to extend credit ("commitments") and standby letters of credit ("standbys"). The credit risk associated with these instruments varies depending on the creditworthiness of the customer and the value of the collateral held, if any. Collateral requirements vary by type of instrument. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon and the client default, with all collateral being worthless.
     Commitments are legally binding agreements to lend to a customer that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. The Corporation evaluates each customer's creditworthiness on a case-by-case basis prior to approving a commitment or advancing funds under a commitment and determining the related collateral requirement. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of the Corporation's commitments are related to mortgage lending to private banking clients and backup lines of credit for various financial institutions. The mortgage lending commitments are generally expected to be utilized, while the backup lines of credit typically expire unused. Commitments totaled $133.7 million and $121.4 million at December 31, 1995 and 1994, respectively.

     Standbys are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. For example, standbys are issued to satisfy margin requirements incurred by investment banking and broker/dealer financial institutions for their activities conducted on organized exchanges or in other situations, standbys guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing standbys is essentially the same as that involved in extending loans. Standbys outstanding at December 31, 1995 and 1994 amounted to $112.5 million and $79.1 million, respectively. Collateral to the extent appropriate is obtained based on management's credit assessment of the customer. At December 31, 1995, $103.3 million of the standbys outstanding were partially or fully secured by collateral consisting of cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities) and other assets, compared with $58.8 million at December 31, 1994. Approximately 80% of the standbys outstanding at December 31, 1995 expire within one year compared with approximately 56% at December 31, 1994.

-------------------------------------------------------
Derivative Financial Instruments
From time to time, as part of its overall asset and liability management process, the Corporation utilizes derivative financial instruments, such as Swaps as hedges. That is, Swaps can be used to hedge the long-term fixed interest rate exposure from residential real estate mortgage loans.
     The market values associated with these financial instruments can vary depending on movements in interest rates. The measurement of the market risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The notional or contractual amounts of these instruments are indications of the volume of transactions and do not represent amounts at risk. The amounts at risk upon default are generally limited to the unrealized market valuation gains of the instruments and will vary based on changes in interest rates. The risk of default depends on the creditworthiness of the counterparty. The Corporation evaluates the creditworthiness of its counterparties as part of its normal credit review procedures.
     At December 31, 1995 and 1994, the Corporation was a counterparty to Swaps with a total notional principal amount of $344 million and $86 million, respectively. Swaps involve the exchange of fixed and floating rate interest payment obligations computed on notional principal amounts. The Corporation enters into Swaps with counterparties as a principal. Outstanding Swaps had a weighted average maturity of approximately 44 months at December 31, 1995 and 13 months at December 31, 1994.

-------------------------------------------------------
16. RENTAL COMMITMENTS ON PREMISES AND EQUIPMENT
Substantially all of the Corporation's operations are conducted from premises that are leased. The initial lease periods expire between 1996 and 2016. The lease for the Corporation's headquarters building expires in 2014 and is renewable at the Corporation's option for two successive terms of ten years each at the then current market rate.
     Rent expense on operating leases for the years 1995, 1994 and 1993 was $32,745,000, $35,326,000 and $35,799,000, respectively. Operating lease rent expense includes rent escalation adjustments of $3,699,000 in 1995, $2,676,000 in 1994 and $2,584,000 in 1993 for increases in certain operating expenses of the landlords as defined in the lease agreements.
     A schedule of future minimum rental payments, including the current level of escalation costs, that have noncancelable lease terms in excess of one year as of December 31, 1995 follows.

                                         Minimum
             (In Thousands)              Rentals
-------------------------------------------------
Year Ending December 31:
1996                                      $16,422
1997                                       17,220
1998                                       17,406
1999                                       17,710
2000                                       17,065
Later years                               204,510
                                         --------
  Total minimum payments required        $290,333
                                         ========

-------------------------------------------------------

17. EMPLOYEE BENEFIT PLANS
Cash Based Compensation
The Corporation's present and predecessor cash compensation award plans provide for annual cash performance awards to eligible employees. The overall size of the cash compensation award is determined by the Corporation achieving certain financial objectives established by the Board of Directors at the beginning of each year. Eligible employee awards are determined on an individual basis based upon an employee's contribution to the overall success of the Corporation. Total cash based compensation was $26.6 million, $26.8 million and $26.0 million in 1995, 1994 and 1993, respectively.

-------------------------------------------------------
Stock Based Compensation
The Corporation adopted, effective September 1, 1995, the Executive Incentive Plan (the "EIP"). The EIP is authorized to grant up to 120,000 Restricted Stock Units ("RSU's") to key employees. RSU's vest after a five year pe-riod at which time they may be converted into shares of the Corporation's common stock. No RSU awards were granted during 1995.
     Prior to September 1, 1995, the Corporation's stock-based compensation plans included a Restricted Stock Plan and a Long Term Plan ("LTP"). Both plans were based upon three year vesting or performance periods. All performance criteria were determined to be met as of September 1, 1995. The cost of the plans was recognized as compensation expense over the three year periods and aggregated $8.8 million, $6.6 million and $5.7 million in 1995, 1994 and 1993, respectively. As of December 31, 1995, the LTP held approximately 692,000 performance share units that will be converted into shares of common stock upon the retirement or termination of the employee. No additional awards will be granted under either of these plans.

-------------------------------------------------------
STOCK OPTION PLANS
The Corporation adopted, effective September 1, 1995, the 1995 Stock Option Plan (the "Option Plan"). The Option Plan governs the granting of stock options to eligible employees. The Option Plan authorizes the issuance of a maximum of 850,000 common shares. At December 31, 1995, the Corporation had 355,600 shares of common stock available for issuance. Under the Option Plan, the Corporation awards either incentive stock options or non-qualified stock options. The options expire ten years from the date of grant and their exercise price is not less than the fair value of a common share on the date of grant. Awards issued in 1995 will vest either after five years or in four equal annual installments. No compensation expense will be recorded over the vesting period.
     Prior to September 1, 1995, stock options were granted under the 1989 Stock Compensation Plan and prior plans. In connection with the Merger, all outstanding options became vested. Upon vesting, option holders were entitled to either exercise their options into shares of UST common stock by September 1, 1995 or receive a cash payment equal to the difference between the market value of UST stock, as defined, and the strike price of the option. From January 1, 1995 through September 1, 1995, 293,852 options were exercised into UST common stock and 1,014,507 options were cashed out for approximately $38.4 million under the cash provision of the plan after the consummation of the Merger.
     The following is a combined summary of option transactions which occurred under the 1989 Plan and the 1989 Directors Plan during 1995, 1994 and 1993 and the Option Plan during 1995.

                        Shares
                        Under        Option Price
                        Option         Per Share
---------------------------------------------------
Balance, January 1,
  1993                 1,252,398    $16.72 -- 49.63
  Granted                179,200              53.88
  Exercised             (135,080)    16.72 -- 44.75
  Cancelled               (9,345)    28.00 -- 53.88
                       ---------     --------------
Balance, December 31,
  1993                 1,287,173     19.00 -- 53.88
  Granted                205,000     51.25 -- 51.60
  Exercised             (145,080)    19.00 -- 53.88
  Cancelled              (27,084)    19.00 -- 53.88
                       ---------     --------------
Balance, December 31,
  1994                 1,320,009     27.75 -- 53.88
  Cash Payout         (1,014,507)    27.75 -- 53.88
  Exercised             (293,852)    27.75 -- 53.88
  Cancelled              (11,650)    38.00 -- 53.88
                       ---------     --------------
Balance, September 1,
  1995                   -0-
  Granted                497,400     41.38 -- 49.65
  Cancelled               (3,000)             41.38
                       ---------     --------------
Balance, December 31,
  1995                   494,400    $41.38 -- 49.65
                       =========    ===============

There were no options exercisable at December 31, 1995.

-------------------------------------------------------
Employee Stock Ownership Plan
During 1988 and 1989 the Employee Stock Ownership Plan (the "ESOP") acquired 690,498 shares of UST common stock. As of September 1, 1995, 631,624 shares of UST common stock remained in the ESOP. In connection with the Disposition and Merger, the ESOP was transferred to and its obligations assumed by the Corporation. Upon the Disposition and Merger, the ESOP received 631,624 shares of the Corporation's common stock and 429,504 shares of Chase common stock for its shares of UST common stock. The Chase common stock was sold and the proceeds were used to acquire shares of the Corporation's common stock. All shares received by the ESOP as a result of the Disposition and Merger were credited to either the participant's accounts or the unallocated share account in proportion to their respective account balances as of September 1, 1995. Former participants were permitted under the ESOP to receive a distribution in the form of the Corporation's common stock or in cash. At December 31, 1995, the ESOP held a total of 1,022,140 shares of the Corporation's common stock.
     At December 31, 1995, shares allocated to participant accounts were 501,633. Unallocated shares at December 31, 1995 amounted to 520,507. The Corporation has no obligation to repurchase any shares of its common stock from the ESOP.
     Dividends declared on allocated and unallocated ESOP shares are recorded as deductions from retained earnings. The Corporation receives a benefit for dividends paid on allocated shares. These tax benefits are recorded in the Consolidated Statement of Income as a reduction of Income Tax Expense. The tax benefits for dividends paid on unallocated shares are recorded in the Consolidated Statement of Condition as an increase in Retained Earnings.
     The external borrowings related to the ESOP are included in the Consolidated Statement of Condition under the caption "Long-Term Debt." The original cost of the ESOP shares has been recorded in the Consolidated Statement of Condition caption Stockholders' Equity -- Loan to ESOP. As annual debt service payments are made, the balances in Long-Term Debt and Loan to ESOP are reduced. For earnings per share purposes, shares held by the ESOP, both allocated and unallocated, are considered to be outstanding.

-------------------------------------------------------
Health Care and Life Insurance Benefits
The Corporation provides certain health care and life insurance benefits for all employees, certain qualifying retired employees and their dependents.
     Postretirement Benefits Other Than Pensions are accrued during the years that the employee renders service to reflect, the expected cost of providing health care and life insurance and other benefits to an employee upon retirement. In connection with the Disposition and Merger, the Corporation recognized a one-time net curtailment and settlement charge of $3.6 million for the health care and the life insurance plans. These charges are included in total Restructuring Costs.
     The following tables detail the components of expense for the Corporation's unfunded postretirement health care and life insurance plans and the composition of the accumulated postretirement benefit obligation.

                                Years Ended
                                December 31,
                         --------------------------
                          1995      1994      1993
                         -------   -------   ------
                         Health    Health    Health
(Dollars In Thousands)   & Life    & Life    & Life
---------------------------------------------------
Components of
  postretirement
  benefit expense:(1)
  Service cost           $   435   $   526   $  545
  Interest cost            1,868     1,535    1,564
  Amortization of prior
    service cost            (672)     (812)    (771)
  Amortization of loss       236       251       97
                         -------   -------   ------
    Net postretirement
      benefit
      expense(2)         $ 1,867   $ 1,500   $1,435
                         =======   =======   ======
Assumptions:
  Discount rate             7.00%     8.25%    7.50%
  Health care cost
    trend rate             12.40     12.90    14.00
Composition of
  accumulated
  postretirement
  benefit
  obligation:(1)
  Retirees (including
    covered dependents)  $22,492   $ 8,461
  Fully eligible active
    employees              2,748     4,263
  Other active
    employees              5,675     7,627
                         -------   -------
         Total
           obligation     30,915    20,351
  Unrecognized prior
    service cost
    amendment              3,146     7,354
  Unrecognized net gain
    (loss)                (6,163)   (2,198)
                         -------   -------
         Accrued
           liability     $27,898   $25,507
                         =======   =======

-------------------------------------------------------
(1) The postretirement benefit expense is determined using the assumptions as of the beginning of the year. The accumulated postretirement benefit obligation is determined using the assumptions as of the end of the year.
(2) Does not include curtailment and settlement charges.

The assumed rate of future increases in per capita cost of health care benefits (the health care cost trend rate) is 12.4% in 1996, decreasing gradually to 6% in the year 2009. An increase in the health care cost trend rate by 1% will increase the annual net postretirement benefit expense by approximately $94,000 and the accumulated postretirement benefit obligation by approximately $818,000. At December 31, 1994 and December 31, 1993, a 1% increase in the health care cost trend rate would increase the annual net postretirement benefit expense by approximately $66,000 and $60,000, and the accumulated postretirement benefit obligation by $621,000 and $890,000, respectively.

     The increase in the actuarial present value of accumulated postretirement benefit obligation for retirees in 1995 is due to a number of factors the most significant of which are the decrease in the discount rate from 8.25% in 1994 to 7.00% in 1995 and the impact of early retirement offered to certain employees as a result of the Disposition and Merger.

-------------------------------------------------------
Retirement Plan
In connection with the Disposition and Merger, the Corporation recognized a one-time net curtailment and settlement charge of $1,179,000 on the qualified plan and $2,273,000 on the non-qualified retirement plan. These charges are included in total Restructuring Costs.
     The following table details the components of pension expense (credit) and the funded status of the Corporation's qualified and non-qualified retirement plans and the major assumptions used to determine these amounts.

                                                    Qualified Plan                   Non-Qualified Plan
                                           --------------------------------    ------------------------------
             (In Thousands)                  1995        1994        1993        1995       1994       1993
-------------------------------------------------------------------------------------------------------------
Components of pension expense (credit):
  Service cost..........................   $  5,202    $  5,615    $  5,072    $    803    $   838    $   260
  Interest cost.........................     10,991       9,534       9,212         849        658        355
  Actual return on plan assets..........    (35,179)     14,854     (31,233)      --         --         --
  Net amortization and deferral.........     15,966     (33,447)     15,189         281        339        110
                                           --------    --------    --------     -------     ------     ------
    Net pension expense (credit)*.......   $ (3,020)   $ (3,444)   $ (1,760)   $  1,933    $ 1,835    $   725
                                           ========    ========    ========    ========    =======    =======
Funded status of retirement plans:
  Plan assets, at market value..........   $204,915    $174,915    $194,141    $  --       $ --       $ --
  Actuarial present value of benefit
    obligations:
    Accumulated benefit obligations:
      Vested............................    144,927      98,956      99,757       8,007      4,361      2,684
      Non-vested........................      6,063       7,360       7,519         509        507        209
                                           --------    --------    --------     -------     ------     ------
    Total...............................    150,990     106,316     107,276       8,516      4,868      2,893
    Provision for future salary
      increases.........................     14,667      15,503      18,370       5,029      3,609      2,130
                                           --------    --------    --------     -------     ------     ------
    Projected benefit obligations.......    165,657     121,819     125,646      13,545      8,477      5,023
                                           --------    --------    --------     -------     ------     ------
  Excess of plan assets over projected
    benefit obligations.................     39,258      53,096      68,495     (13,545)    (8,477)    (5,023)
  Unrecognized cumulative net losses
    (gains).............................       (329)    (13,446)    (32,072)      3,162        995      1,283
  Prior service cost not yet recognized
    in periodic pension costs...........       (232)       (396)      1,786       1,118      2,212        245
  Unrecognized net liability (asset) at
    date of initial application.........    (14,392)    (16,791)    (19,189)        172        362        414
                                           --------    --------    --------     -------     ------     ------
    Prepaid (accrued) pension cost......   $ 24,305    $ 22,463    $ 19,020    $ (9,093)   $(4,908)   $(3,081)
                                           ========    ========    ========    ========    =======    =======

--------------------------------------------------------------------------------
* Does not include curtailment and settlement charges.

Major assumptions at year-end(1):
  Discount rate                               7.00%       8.25%       7.50%       7.00%      8.25%      7.50%
  Rate of increase in compensation             4.5%        4.5%        4.5%        4.5%       4.5%       4.5%
  Expected rate of return on plan assets       9.0%        9.0%        9.0%        9.0%       9.0%       9.0%

--------------------------------------------------------------------------------
(1)The pension expense (credit) is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The increase in the actuarial present value of benefit obligations in 1995 is due to a number of factors the most significant of which are the decrease in the discount rate from 8.25% in 1994 to 7.00% in 1995, the adoption of more current mortality assumptions and the impact of early retirement offered to certain employees as a result of the Disposition and Merger.
     The Corporation uses the projected unit credit cost method to compute the vested benefit obligation, where the vested benefit obligation is the actuarial present value of the vested benefits to which the employee is entitled based on the employee's expected date of separation or retirement.

-------------------------------------------------------
18. FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("FAS 107") requires the disclosure of the estimated fair values of financial instruments. Substantially all of the Corporation's assets, liabilities and off-balance sheet products are considered financial instruments as defined by FAS 107. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions.
     FAS 107 requires that the fair value of financial instruments be estimated using various valuation methodologies. Quoted market prices, when available, are used as the measure of fair value. Where quoted market prices are not available, fair values have been estimated using primarily discounted cash flow analyses and other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective, the estimated fair values cannot be substantiated by comparison to third party evidence and may not be indicative of the value that could be realized in a sale or settlement of the financial instrument.
     The relevance of this information is also severely constrained because FAS 107 provides only a partial estimate of the fair value of the Corporation. The FAS 107 disclosures do not provide an estimated fair value of the various ongoing businesses in which the Corporation operates. For example, FAS 107 specifically excludes the fair value of certain fee generating businesses, the value of long-term trust relationships and anticipated future business activities from its scope.
     A discussion of the fair value estimation methodologies used for material financial instruments follows.

-------------------------------------------------------
Loans
The estimated fair value of the Corporation's performing fixed rate loans (primarily residential real estate mortgages) was calculated by discounting contractual cash flows adjusted for current prepayment estimates. The discount rates were based on the interest rates charged to current customers for comparable loans. The Corporation's performing adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying amount. Estimated fair value for nonperforming loans was based upon a discounted estimated cash flow method and, for residential real estate mortgage loans, current appraisals. The discount rate used was commensurate with the risk associated with the estimated cash flows. See "Notes to the Consolidated Financial Statements No. 6" for additional discussion of the Corporation's entire loan portfolio.

-------------------------------------------------------
Securities
The estimated fair value of securities is based upon quoted bid market prices, where available, or fair value quotes obtained from third party pricing services. Securities are reported in the Consolidated Statement of Condition at estimated fair value. See "Notes to the Consolidated Financial Statements No. 5" for additional discussion of securities.

-------------------------------------------------------
Long-Term Debt
The estimated fair value of long-term debt was calculated using a discounted cash flow method, where the estimated cash flows considered contractual principal and interest payments. The discount rate used consisted of two components. First, the credit risk spread was determined i.e., the spread that the Corporation paid over the comparable risk-free rate at the date of issuance. The credit risk spread was added to the current risk-free market interest rate for the comparable remaining maturity. See "Notes to the Consolidated Financial Statements No. 11" for additional discussion of long-term debt.
     A comparison of the fair value and carrying amounts of the Corporation's loan portfolio and long-term debt follows.

                                       December 31,
           ----------------------------------------
                         1995                  1994
           ------------------    ------------------
    (In    Carrying     Fair     Carrying     Fair
 Millions)  Amount     Value      Amount     Value
---------------------------------------------------
Loans       $1,444*    $1,466     $1,612*    $1,582
Long-term
  debt          29         29         61         59
---------------------------------------------------

* Net of allowance for credit losses.

-------------------------------------------------------
Interest Rate Swap Agreements
The Corporation is a net fixed rate payor under its Swaps and at December 31, 1995 and 1994 had a net payable of $554,000 and $111,000, respectively. The estimated fair value of Swaps are obtained from dealer quotes. These values represent the estimated amount that the Corporation would have to pay or receive to terminate the Swaps, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. See "Notes to the Consolidated Financial Statements No. 15" for additional discussion of Swaps.

     A comparison of the fair value and notional amounts of Swaps follows. See Interest Rate Sensitivity in Item 7 of this Report for further discussion of the Corporation's use of Swaps.

                              December 31,
                    ---------------------------------
                       Notional             Fair
                        Amount             Value
                    ---------------    --------------
  (In Millions)      1995     1994      1995     1994
-----------------------------------------------------
Interest rate swap
  agreements        $344.4    $86.4    $(14.3)   $1.0

Other Financial Instruments
The Corporation's other financial instruments are generally short-term in nature and contain negligible credit risk. These instruments consist of cash and due from banks, short-term investments, accrued interest receivable and accounts receivable, demand deposit liabilities, time deposit liabilities, short-term credit facilities and accrued interest payable and accounts payable. Consequently, carrying amounts of these assets and liabilities approximate their estimated fair value.

--------------------------------------------------------------------------------

19. PARENT COMPANY ONLY
Condensed statements of income, condition and cash flows for U.S. Trust Corporation (Parent Company Only) follow:

STATEMENT OF INCOME

--------------------------------------------------------------------------------

                                                                Years Ended December 31,
                                                        ----------------------------------------
                   (In Thousands)                         1995            1994            1993
------------------------------------------------------------------------------------------------
Income:
  Equity in Net Income (Loss) of Subsidiaries:
     Bank...........................................    $(18,493)        $21,607         $41,746
     Non-Bank.......................................      (1,825)          8,386           1,862
  Interest Revenue..................................       2,608           2,740           2,658
  Securities Gains..................................         310           --              --
                                                        ---------        -------         -------
Total Income (Loss).................................     (17,400)         32,733          46,266
                                                        ---------        -------         -------
Expenses:
  Interest Expense..................................       3,387           3,779           4,131
  Other Operating Expenses..........................       7,583          11,257             585
  Restructuring Costs...............................      42,004           3,100           --
                                                        ---------        -------         -------
Total Expenses......................................      52,974          18,136           4,716
                                                        ---------        -------         -------
Income (Loss) Before Income Taxes...................     (70,374)         14,597          41,550
Income Taxes........................................     (19,853)         (6,370)           (717)
                                                        ---------        -------         -------
Net Income (Loss)...................................    $(50,521)        $20,967         $42,267
                                                        ========         =======         =======

STATEMENT OF CONDITION

--------------------------------------------------------------------------------

                                                                            December 31,
                                                                      -------------------------
                          (In Thousands)                                1995             1994
-----------------------------------------------------------------------------------------------
ASSETS
Due from Subsidiary...............................................    $    316         $    807
Due from Other Banks..............................................          --               61
                                                                      --------         --------
Total Due from Banks..............................................         316              868
                                                                      --------         --------
Equity Investments in Subsidiaries:
  Bank............................................................     217,057          239,370
  Non-Bank........................................................      19,074           34,541
                                                                      --------         --------
Total Equity Investments in Subsidiaries..........................     236,131          273,911
                                                                      --------         --------
Securities Available for Sale, at Estimated Fair Value............       6,971           27,110
Other Assets......................................................      47,266           19,735
                                                                      --------         --------
Total Assets......................................................    $290,684         $321,624
                                                                      ========         ========
LIABILITIES
Short-Term Credit Facilities......................................    $ 20,000         $  --
Other Liabilities.................................................      75,407           52,180
Long-Term Debt....................................................      13,434           46,121
                                                                      --------         --------
Total Liabilities.................................................     108,841           98,301
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY........................................     181,843          223,323
                                                                      --------         --------
Total Liabilities and Stockholders' Equity........................    $290,684         $321,624
                                                                      ========         ========

STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                               Years Ended December 31,
                                                      ------------------------------------------
                  (In Thousands)                        1995             1994             1993
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss).................................    $(50,521)        $ 20,967         $ 42,267
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
  Equity in Net (Income) Loss of Subsidiaries.....      20,318          (29,993)         (43,608)
  Dividends Received from Subsidiaries............      10,000           11,810           30,000
  Deferred Income Taxes...........................      (6,372)          (2,281)           2,445
  Net Change in Accruals, Receivables and Other
     Assets.......................................     (21,217)         (11,493)          (5,750)
  Net Change in Accruals, Payables and Other
     Liabilities*.................................      25,488           37,326            6,399
  Other, Net......................................       3,101            1,767            2,039
                                                      ---------        ---------        ---------
Net Cash Provided by (Used in) Operating
  Activities......................................     (19,203)          28,103           33,792
                                                      ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in Subsidiaries.......................      12,197           (3,800)         (17,028)
Net Change in Short-Term Investments..............       --               --              19,289
Securities:*
  Proceeds from Sales.............................      16,420            8,554            --
  Proceeds from Maturities, Calls and Mandatory
     Redemptions..................................      41,896            1,601            2,234
  Purchases.......................................     (37,584)         (13,969)         (14,517)
Net Change in Loans to Subsidiaries...............       --               --                 700
Principal Payment from ESOP.......................       2,737            2,526            2,332
                                                      ---------        ---------        ---------
Net Cash Provided by (Used in) Investing
  Activities......................................      35,666           (5,088)          (6,990)
                                                      ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Loans from Subsidiaries.............       --              (1,500)           1,500
Net Change in Short-Term Credit Facilities........      20,000            --              (5,000)
Repayment of Long-Term Debt.......................     (32,687)          (2,526)          (2,332)
Issuance of Common Stock..........................      10,086            4,686            4,297
Purchases of Treasury Stock.......................       --              (4,573)          (8,485)
Dividends Paid....................................     (14,414)         (18,467)         (17,205)
                                                      ---------        ---------        ---------
Net Cash (Used in) Financing Activities...........     (17,015)         (22,380)         (27,225)
                                                      ---------        ---------        ---------
Net Change in Cash and Cash Equivalents...........        (552)             635             (423)
Cash and Cash Equivalents at January 1............         868              233              656
                                                      ---------        ---------        ---------
Cash and Cash Equivalents at December 31..........    $    316         $    868         $    233
                                                      ---------        ---------        ---------
Income Taxes Paid.................................    $    242         $  4,475         $  5,285
Interest Expense Paid.............................       3,798            3,972            4,258

--------------------------------------------------------------------------------
*In connection with the Disposition and Merger, approximately $7.6 million of Securities and $18.0 million of Other Liabilities were transferred to Chase.

20. QUARTERLY CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                           1995                                        1994
                         -----------------------------------------   -----------------------------------------
 (In Thousands, Except   Fourth      Third      Second     First      Fourth     Third      Second     First
  Per Share Amounts)     Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------------------------------------
Fee Revenue:
  Core Business........  $56,587   $  55,301   $ 53,562   $ 49,823   $ 50,993   $ 48,926   $ 48,812   $ 48,760
  Processing
    Business...........    --         16,627     24,467     25,059     25,773     25,996     25,514     25,422
                         -------    --------   --------   --------   --------   --------   --------   --------
Net Interest Revenue
  After Provision for
  Credit Losses........   17,307      26,549     24,752     28,268     25,221     27,513     25,848     27,530
Other Income and Net
  Securities Gains.....       34       4,603      1,020        849      7,450      1,648        680      2,621
                         -------    --------   --------   --------   --------   --------   --------   --------
Total Revenue Net of
  Interest Expense and
  Provision for Credit
  Losses...............   73,928     103,080    103,801    103,999    109,437    104,083    100,854    104,333
Operating Expenses:
  Restructuring Costs..    --        146,695      7,446      1,448     50,177      --         --         --
  Other Operating
    Expenses...........   57,882      89,168     87,410     88,171     87,842     82,116     81,902     82,298
                         -------    --------   --------   --------   --------   --------   --------   --------
Income (Loss) Before
  Income Taxes.........   16,046    (132,783)     8,945     14,380    (28,582)    21,967     18,952     22,035
Income Taxes...........    6,900     (59,121)     3,578      5,752    (13,036)     9,022      8,054      9,365
                         -------    --------   --------   --------   --------   --------   --------   --------
Net Income (Loss)......  $ 9,146   $ (73,662)  $  5,367   $  8,628   $(15,546)  $ 12,945   $ 10,898   $ 12,670
                         -------    --------   --------   --------   --------   --------   --------   --------
                         -------    --------   --------   --------   --------   --------   --------   --------
Net Income (Loss) Per
  Share:
  Primary..............  $   .89   $   (7.60)  $    .53   $    .85   $  (1.65)  $   1.31   $   1.10   $   1.28
                         -------    --------   --------   --------   --------   --------   --------   --------
                         -------    --------   --------   --------   --------   --------   --------   --------
  Fully Diluted........  $   .89   $   (7.60)  $    .52   $    .85   $  (1.65)  $   1.30   $   1.10   $   1.28
                         -------    --------   --------   --------   --------   --------   --------   --------
                         -------    --------   --------   --------   --------   --------   --------   --------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Trust Corporation:

     We have audited the accompanying consolidated statements of condition of U.S. Trust Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Trust Corporation and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                          COOPERS & LYBRAND LLP

                                                            New York, New York
                                                             January 18, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT
Information in respect of the Corporation's Executive Officers is set forth under Item 4A "Executive Officers of the Registrant" in Part I of this Report.
-------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
The Corporation will, within 120 days of the close of the 1995 fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held April 23, 1996 (the "Proxy"). Accordingly, information with respect to Part III (Items 10 and 11, other than that portion of Item 10 relating to executive officers, which is included in Part I) of this Report is incorporated herein by reference to the material responsive to such item in the Proxy, except that, in accordance with paragraph (a)(9) of Item 402 of Regulation S-K, the information required by paragraph (k) and paragraph (l) of Item 402 is not incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required under this item is incorporated herein by reference to the material responsive to such item in the Proxy.

-------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required under this item is incorporated herein by reference to the material responsive to such item in the Proxy.

-------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1) Financial Statements and Schedules
    Financial statements have been included in Item 8 of this Report. All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule.
(a) (2) Exhibits
    Reference is made to the attached Index of Exhibits included herein for a list of the exhibits filed as part of this Report.
(b) Reports on Form 8-K
     None.

                               INDEX OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
     2.1        Agreement and Plan of Merger dated as of November 18, 1994 (as amended, supplemented or otherwise modified from time to time) between The Chase
                Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Exhibit 2.1 to UST's Annual Report on Form 10-K (File No. 0-8709) for
                the fiscal year ended December 31, 1994 ("Form 10-K") and included in the Form
                10-K as Appendix A to the Proxy Statement/Prospectus dated February 9, 1995, filed as Exhibit 99.1 to the Form 10-K ("Exhibit 99.1").(1)(2)
     2.2        Form of Agreement and Plan of Distribution among UST, the former United States
                Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company
                of New York (the "Trust Company"), filed as Exhibit 2.2 to the Form 10-K and included in the Form 10-K as Appendix B to Exhibit 99.1.(1)(2)
     2.3        Form of Contribution and Assumption Agreement between USTNY and the Trust
                Company, filed as Exhibit 2.3 to the Form 10-K and included in the Form 10-K as
                Appendix C to Exhibit 99.1.(1)(2)
     2.4        Form of Post Closing Covenants Agreement among Chase, UST, USTNY, the
                Corporation and the Trust Company, filed as Exhibit 2.4 to the Form 10-K and included in the Form 10-K as Appendix D to Exhibit 99.1.(1)
     2.5        Tax Allocation Agreement dated as of September 1, 1995 among UST, the
                Corporation and Chase, filed as Exhibit 2.5 to the Corporation's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1995 (the "10-Q").(1)
     2.6        Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to the 10-Q, as amended by Form 10-Q/A Amendment No. 1, dated December 27, 1995.(1)
     3.1        Restated Certificate of Incorporation of the Corporation, filed as Exhibit 4(b)
                to the Corporation's Registration Statement on Form S-8 (Registration No.
                33-62371).(1)
     3.2        By-Laws of the Corporation, filed as Appendix II to the Corporation's
                Registration Statement on Form 10 dated February 9, 1995.(1)
     4          Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
                The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange
                Commission upon request.
     4.1        Rights Agreement, dated as of September 1, 1995, between the Corporation and
                First Chicago Trust Company of New York, as Rights Agent, filed on September 5,
                1995 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A.(1)
     4.2        Specimen certificate representing Rights to Purchase the Corporation's Series A
                Participating Cumulative Preferred Shares, filed on September 5, 1995 as Exhibit
                B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A
                registering such Rights.(1)
    10.1        Sublease agreement, dated September 1, 1995, between The Chase Manhattan Bank
                (National Association), as Sublessor, and the Trust Company, as Sublessee,
                covering space at 770 Broadway, New York, New York, filed as Exhibit 10.1 to the
                10-Q.(1)

--------------------------------------------------------------------------------

(1)Incorporated herein by reference.

(2)The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
    10.2        Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and
                USTNY, as Lessee, covering space at 114 West 47th Street, New York, New York;
                letters modifying the terms of such Lease dated, respectively, September 10,
                1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between USTNY and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West 47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such
                Lease; and Agreement dated as of September 10, 1987 among USTNY, the Lessor and
                1155 Office Building Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York, New York)
                contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to
                UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended
                December 31, 1989.(1)
    10.3        Lease modification agreement dated December 7, 1987, between 46-47 Associates, as Lessor, and USTNY, as Lessee; Modification of Annex Agreement, dated December
                7, 1987, between 46-47 Associates and USTNY; Modification of Right of First
                Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and
                USTNY, filed as Exhibit 10.5 to UST's Annual Report on Form 10-K (File No.
                0-8709) for the fiscal year ended December 31, 1993 (the "1993 10-K").(1)
    10.4        Confirmation and Clarification Agreement dated March 10, 1992, between 46-47
                Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated
                September 10, 1987, filed as Exhibit 10.6 to the 1993 10-K.(1)
    10.5        Clarification of Lease Modification Agreement, dated March 24, 1992, between
                46-47 Associates, as Lessor, and USTNY as Lessee; Clarification of Right of
                First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and
                USTNY; Termination of Annex Agreement, dated March 24, 1992, between 46-47
                Associates and USTNY; Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Grant of Easement and Zoning Lot and Development Agreement, dated
                March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture,
                dated March 24, 1992, between 46-47 Associates and David Puchall, filed as
                Exhibit 10.7 to the 1993 10-K.(1)
    10.6        Second Lease Modification Agreement, dated May 10, 1993, between 46-47
                Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated
                September 10, 1987, filed as Exhibit 10.8 to the 1993 10-K.(1)
    10.7        License agreement between 46-47 Associates and USTNY for space in Cellar 201 at
                114 West 47th Street, New York, New York, filed as Exhibit 10.9 to UST's Annual
                Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31,
                1994.(1)
                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
    10.8        U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the
                10-Q.(1)
    10.9        1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as
                amended, restated and renamed effective as of September 1, 1995, filed as
                Exhibit 10.9 to the 10-Q.(1)
    10.10       Benefit Equalization Plan of the Corporation, as amended and restated effective as of September 1, 1995 filed as Exhibit 10.10 to the 10-Q.(1)
    10.11       Board Members' Retirement Plan of the Corporation, as amended and restated
                effective as of September 1, 1995, filed as Exhibit 10.11 to the 10-Q.(1)

--------------------------------------------------------------------------------

(1)Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
    10.12       Board Members' Deferred Compensation Plan of the Corporation, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.12 to the
                10-Q.(1)
    10.13       1990 Annual Incentive Plan of the Trust Company and Affiliated Companies as
                amended and restated effective as of September 1, 1995, filed as Exhibit 10.13 to the 10-Q.(1)
    10.14       Incentive Award Plan of the Trust Company and Affiliated Companies as amended and restated effective as of September 1, 1995, filed as Exhibit 10.14 to the
                10-Q.(1)
    10.15       1995 Annual Incentive Plan of the Trust Company and Affiliated Companies, filed as Exhibit 10.15 to the 10-Q.(1)
    10.16       1990 Change in Control and Severance Policy for Top Tier Officers of the Trust
                Company and Affiliated Companies as amended and restated effective September 1,
                1995, filed as Exhibit 10.16 to the 10-Q.(1)
    10.17       1990 Change in Control and Severance Policy for Officers and Employees of the
                Trust Company and Affiliated Companies as amended and restated effective
                September 1, 1995, filed as Exhibit 10.17 to the 10-Q.(1)
    10.18       Executive Deferred Compensation Plan of the Corporation, as amended and restated
                effective as of September 1, 1995, filed as Exhibit 10.18 to the 10-Q.(1)
    10.19       Executive Incentive Plan of the Corporation, as adopted effective September 1,
                1995, filed as Exhibit 10.19 to the 10-Q.(1)
    10.20       1995 Stock Option Plan of the Corporation, as adopted effective September 1,
                1995, filed as Exhibit 10.20 to the 10-Q.(1)
    10.21       Agreements re supplemental retirement benefits for Messrs. Schwarz, Maurer,
                Taylor and Abramowitz, as amended and restated as of August 29, 1995, filed as
                Exhibit 10.21 to the 10-Q.(1)
    11          Statement re Computation of Net Income Per Share
    21          List of Subsidiaries
    23          Consent of Independent Accountants
    99          Pro Forma Financial Information

--------------------------------------------------------------------------------

(1)Incorporated herein by reference.

     This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Senior Vice President and Comptroller, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, as indicated in their report.

     This Report contains much detailed information, of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as ordinarily to afford reasonable assurance of compliance with applicable requirements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U. S. TRUST CORPORATION
                                       (Registrant)

                                       By   /s/  Richard E. Brinkmann

                                         ---------------------------------------
                                         (Signature)
                                         Richard E. Brinkmann
                                         Senior Vice President
                                         and Comptroller

                                         Dated: March 6, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                 Title                        Date
-----------------------------------------      ---------------------------      ------------------
                                                Chairman of the Board and            March 6, 1996
H. Marshall Schwarz                                Director (Principal
-----------------------------------------          Executive Officer)
H. Marshall Schwarz
                                                   Treasurer and Chief               March 6, 1996
John L. Kirby                                       Financial Officer
-----------------------------------------
John L. Kirby
                                                Senior Vice President and            March 6, 1996
Richard E. Brinkmann                             Comptroller (Principal
-----------------------------------------          Accounting Officer)
Richard E. Brinkmann

Samuel C. Butler                                        Director                     March 6, 1996
-----------------------------------------
Samuel C. Butler
                                                        Director                     March 6, 1996
-----------------------------------------
Frederic C. Hamilton

Paul W. Douglas                                         Director                     March 6, 1996
-----------------------------------------
Paul W. Douglas

Daniel P. Davison                                       Director                     March 6, 1996
-----------------------------------------
Daniel P. Davison

Carroll L. Wainwright, Jr.                              Director                     March 6, 1996
-----------------------------------------
Carroll L. Wainwright, Jr.

                Signature                                 Title                        Date
-----------------------------------------      ---------------------------      ------------------
Orson D. Munn                                           Director                     March 6, 1996
-----------------------------------------
Orson D. Munn
Philippe de Montebello                                  Director                     March 6, 1996
-----------------------------------------
Philippe de Montebello
Richard F. Tucker                                       Director                     March 6, 1996
-----------------------------------------
Richard F. Tucker
Philip L. Smith                                         Director                     March 6, 1996
-----------------------------------------
Philip L. Smith
Jeffrey S. Maurer                              President, Chief Operating            March 6, 1996
-----------------------------------------         Officer and Director
Jeffrey S. Maurer
John H. Stookey                                         Director                     March 6, 1996
-----------------------------------------
John H. Stookey
Frederick B. Taylor                            Vice Chairman of the Board,           March 6, 1996
-----------------------------------------       Chief Investment Officer
Frederick B. Taylor                                   and Director
Antonia M. Grumbach                                     Director                     March 6, 1996
-----------------------------------------
Antonia M. Grumbach
Robert N. Wilson                                        Director                     March 6, 1996
-----------------------------------------
Robert N. Wilson
Peter O. Crisp                                          Director                     March 6, 1996
-----------------------------------------
Peter O. Crisp
Peter L. Malkin                                         Director                     March 6, 1996
-----------------------------------------
Peter L. Malkin
Eleanor Baum                                            Director                     March 6, 1996
-----------------------------------------
Eleanor Baum
Ruth A. Wooden                                          Director                     March 6, 1996
-----------------------------------------
Ruth A. Wooden

                               INDEX OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
     2.1        Agreement and Plan of Merger dated as of November 18, 1994 (as amended, supplemented or otherwise modified from time to time) between The Chase
                Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Exhibit 2.1 to UST's Annual Report on Form 10-K (File No. 0-8709) for
                the fiscal year ended December 31, 1994 ("Form 10-K") and included in the Form
                10-K as Appendix A to the Proxy Statement/Prospectus dated February 9, 1995, filed as Exhibit 99.1 to the Form 10-K ("Exhibit 99.1").(1)(2)
     2.2        Form of Agreement and Plan of Distribution among UST, the former United States
                Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company
                of New York (the "Trust Company"), filed as Exhibit 2.2 to the Form 10-K and included in the Form 10-K as Appendix B to Exhibit 99.1.(1)(2)
     2.3        Form of Contribution and Assumption Agreement between USTNY and the Trust
                Company, filed as Exhibit 2.3 to the Form 10-K and included in the Form 10-K as
                Appendix C to Exhibit 99.1.(1)(2)
     2.4        Form of Post Closing Covenants Agreement among Chase, UST, USTNY, the
                Corporation and the Trust Company, filed as Exhibit 2.4 to the Form 10-K and included in the Form 10-K as Appendix D to Exhibit 99.1.(1)
     2.5        Tax Allocation Agreement dated as of September 1, 1995 among UST, the
                Corporation and Chase, filed as Exhibit 2.5 to the Corporation's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1995 (the "10-Q").(1)
     2.6        Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to the 10-Q, as amended by Form 10-Q/A Amendment No. 1, dated December 27, 1995.(1)
     3.1        Restated Certificate of Incorporation of the Corporation, filed as Exhibit 4(b)
                to the Corporation's Registration Statement on Form S-8 (Registration No.
                33-62371).(1)
     3.2        By-Laws of the Corporation, filed as Appendix II to the Corporation's
                Registration Statement on Form 10 dated February 9, 1995.(1)
     4          Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
                The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange
                Commission upon request.
     4.1        Rights Agreement, dated as of September 1, 1995, between the Corporation and
                First Chicago Trust Company of New York, as Rights Agent, filed on September 5,
                1995 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A.(1)
     4.2        Specimen certificate representing Rights to Purchase the Corporation's Series A
                Participating Cumulative Preferred Shares, filed on September 5, 1995 as Exhibit
                B to Exhibit 1 to the Corporation's Registration Statement on Form 8-A
                registering such Rights.(1)
    10.1        Sublease agreement, dated September 1, 1995, between The Chase Manhattan Bank
                (National Association), as Sublessor, and the Trust Company, as Sublessee,
                covering space at 770 Broadway, New York, New York, filed as Exhibit 10.1 to the
                10-Q.(1)
    10.2        Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and
                USTNY, as Lessee, covering space at 114 West 47th Street, New York, New York;
                letters modifying the terms of such Lease dated, respectively, September 10,
                1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between USTNY and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West 47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such
                Lease; and Agreement dated as of September 10, 1987 among USTNY, the Lessor and
                1155 Office Building Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York, New York)
                contiguous to the property subject to such Lease, filed as Exhibit (10)(k) to
                UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended
                December 31, 1989.(1)
    10.3        Lease modification agreement dated December 7, 1987, between 46-47 Associates, as Lessor, and USTNY, as Lessee; Modification of Annex Agreement, dated December
                7, 1987, between 46-47 Associates and USTNY; Modification of Right of First
                Refusal Agreement, dated December 7, 1987, between 1133 Building Corp. and
                USTNY, filed as Exhibit 10.5 to UST's Annual Report on Form 10-K (File No.
                0-8709) for the fiscal year ended December 31, 1993 (the "1993 10-K").(1)
    10.4        Confirmation and Clarification Agreement dated March 10, 1992, between 46-47
                Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated
                September 10, 1987, filed as Exhibit 10.6 to the 1993 10-K.(1)
    10.5        Clarification of Lease Modification Agreement, dated March 24, 1992, between
                46-47 Associates, as Lessor, and USTNY as Lessee; Clarification of Right of
                First Refusal Agreement, dated March 24, 1992, between 1133 Building Corp. and
                USTNY; Termination of Annex Agreement, dated March 24, 1992, between 46-47
                Associates and USTNY; Agreement, dated March 24, 1992, between 46-47 Associates and USTNY; Grant of Easement and Zoning Lot and Development Agreement, dated
                March 24, 1992, between 46-47 Associates and 1133 Building Corp., and Indenture,
                dated March 24, 1992, between 46-47 Associates and David Puchall, filed as
                Exhibit 10.7 to the 1993 10-K.(1)
    10.6        Second Lease Modification Agreement, dated May 10, 1993, between 46-47
                Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated
                September 10, 1987, filed as Exhibit 10.8 to the 1993 10-K.(1)
    10.7        License agreement between 46-47 Associates and USTNY for space in Cellar 201 at
                114 West 47th Street, New York, New York, filed as Exhibit 10.9 to UST's Annual
                Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31,
                1994.(1)
                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
    10.8        U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the
                10-Q.(1)
    10.9        1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as
                amended, restated and renamed effective as of September 1, 1995, filed as
                Exhibit 10.9 to the 10-Q.(1)
    10.10       Benefit Equalization Plan of the Corporation, as amended and restated effective as of September 1, 1995 filed as Exhibit 10.10 to the 10-Q.(1)
    10.11       Board Members' Retirement Plan of the Corporation, as amended and restated
                effective as of September 1, 1995, filed as Exhibit 10.11 to the 10-Q.(1)
    10.12       Board Members' Deferred Compensation Plan of the Corporation, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.12 to the
                10-Q.(1)
    10.13       1990 Annual Incentive Plan of the Trust Company and Affiliated Companies as
                amended and restated effective as of September 1, 1995, filed as Exhibit 10.13 to the 10-Q.(1)
    10.14       Incentive Award Plan of the Trust Company and Affiliated Companies as amended and restated effective as of September 1, 1995, filed as Exhibit 10.14 to the
                10-Q.(1)
    10.15       1995 Annual Incentive Plan of the Trust Company and Affiliated Companies, filed as Exhibit 10.15 to the 10-Q.(1)
    10.16       1990 Change in Control and Severance Policy for Top Tier Officers of the Trust
                Company and Affiliated Companies as amended and restated effective September 1,
                1995, filed as Exhibit 10.16 to the 10-Q.(1)
    10.17       1990 Change in Control and Severance Policy for Officers and Employees of the
                Trust Company and Affiliated Companies as amended and restated effective
                September 1, 1995, filed as Exhibit 10.17 to the 10-Q.(1)
    10.18       Executive Deferred Compensation Plan of the Corporation, as amended and restated
                effective as of September 1, 1995, filed as Exhibit 10.18 to the 10-Q.(1)
    10.19       Executive Incentive Plan of the Corporation, as adopted effective September 1,
                1995, filed as Exhibit 10.19 to the 10-Q.(1)
    10.20       1995 Stock Option Plan of the Corporation, as adopted effective September 1,
                1995, filed as Exhibit 10.20 to the 10-Q.(1)
    10.21       Agreements re supplemental retirement benefits for Messrs. Schwarz, Maurer,
                Taylor and Abramowitz, as amended and restated as of August 29, 1995, filed as
                Exhibit 10.21 to the 10-Q.(1)
    11          Statement re Computation of Net Income Per Share
    21          List of Subsidiaries
    23          Consent of Independent Accountants
    99          Pro Forma Financial Information

--------------------------------------------------------------------------------

(1)Incorporated herein by reference.

(2)The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.


     This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Senior Vice President and Comptroller, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, as indicated in their report.

     This Report contains much detailed information, of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review processes summarized above are such as ordinarily to afford reasonable assurance of compliance with applicable requirements.