Form 10-Q
period 1996-03-31
U S TRUST CORP /NY
filed 1996-05-14
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For Quarterly Period Ended:              MARCH 31, 1996

               Commission file number:                     0-20469


                             U.S. TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                              13-3818952
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

114 West 47th Street, New York, New York                           10036
(Address of principal executive offices)                         (Zip Code)

                                 (212) 852-1000
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

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

9,778,128 shares, Common Stock $1 par value, as of April 30, 1996

                               Page 1 of 21 Pages

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.

Title of Financial Statement                                           Page #
- ----------------------------                                           ------

Condensed Consolidated Statement of Income for the Three-Month
   Periods Ended March 31, 1996 and 1995                                  3

Condensed Consolidated Statement of Condition as of March 31, 1996
   and December 31, 1995                                                  4

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Three-Month Periods Ended March 31, 1996 and 1995              5

Condensed Consolidated Statement of Cash Flows for the Three-Month
   Periods Ended March 31, 1996 and 1995                                  6

Notes to the Condensed Consolidated Financial Statements                  7

Condensed Consolidated Net Interest Revenue and Average Balances
   for the Three-Month Periods Ended March 31, 1996 and 1995             18


     In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for the items mentioned in the Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

                             U. S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

                                                                             For the Three Month Periods Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                                                                 Better (Worse)
                                                                                                         ---------------------------
                                                                     1996              1995                  $                  %
                                                                  ---------          ---------           ---------          --------

Fee Revenue
     Core                                                         $  57,999          $  49,823           $   8,176            16.4%
     Processing                                                        --               25,059             (25,059)           --
                                                                  ---------          ---------           ---------           -----
                                                                     57,999             74,882             (16,883)          (22.5)
Net Interest Revenue                                                 19,216             28,268              (9,052)          (32.0)
Other Income                                                           --                  663                (663)           --
Securities Gains, Net                                                   208                186                  22            11.8
                                                                  ---------          ---------           ---------           -----

Total Revenue Net of Interest Expense
     and Provision for Credit Losses                                 77,423            103,999             (26,576)          (25.6)
                                                                  ---------          ---------           ---------           -----
OPERATING EXPENSES
Salaries                                                             21,903             34,286              12,383            36.1
Employee Benefits and Performance
     Compensation                                                    12,285             20,359               8,074            39.7
                                                                  ---------          ---------           ---------           -----
Total Salaries and Benefits                                          34,188             54,645              20,457            37.4
Net Occupancy                                                         8,239             10,505               2,266            21.6
Other                                                                18,449             23,021               4,572            19.9
Restructuring                                                          --                1,448               1,448            --
                                                                  ---------          ---------           ---------           -----
Total Operating Expenses                                             60,876             89,619              28,743            32.1
                                                                  ---------          ---------           ---------           -----
Income Before Income Taxes                                           16,547             14,380               2,167            15.1
Income Taxes                                                          6,950              5,752              (1,198)          (20.8)
                                                                  ---------          ---------           ---------           -----
Net Income                                                        $   9,597          $   8,628           $     969            11.2%
                                                                  =========          =========           =========           =====
Net Income Per Share                                              $    0.92          $    0.85           $    0.07             8.2%
                                                                  =========          =========           =========           =====

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (Dollars In Thousands)
                                   (UNAUDITED)

                                                                                              March 31,                 December 31,
ASSETS                                                                                          1996                       1995
                                                                                             -----------                -----------
Cash and Due from Banks                                                                      $    52,161                $    96,785
Interest Earning Securities                                                                      820,611                    764,900

Loans                                                                                          1,441,017                  1,459,695
Less:  Allowance for Credit Losses                                                                16,160                     16,086
                                                                                             -----------                -----------
Net Loans                                                                                      1,424,857                  1,443,609
Other Assets                                                                                     260,175                    267,925
                                                                                             -----------                -----------
Total Assets                                                                                 $ 2,557,804                $ 2,573,219
                                                                                             ===========                ===========

LIABILITIES
Deposits:
     Non-Interest Bearing                                                                    $   401,420                $   489,827
     Interest Bearing                                                                          1,626,312                  1,503,430
                                                                                             -----------                -----------
Total Deposits                                                                                 2,027,732                  1,993,257
Short-Term Credit Facilities                                                                     102,285                    134,815
Accounts Payable and Accrued Liabilities                                                         210,917                    233,870
Long-Term Debt                                                                                    26,468                     29,434
                                                                                             -----------                -----------
Total Liabilities                                                                              2,367,402                  2,391,376
                                                                                             -----------                -----------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
     Authorized; 9,778,128 Shares Issued in 1996
     and 9,739,144 Shares Issued in 1995                                                           9,778                      9,739
Capital Surplus                                                                                    1,070                        125
Retained Earnings                                                                                190,997                    183,804
Loan to ESOP                                                                                     (10,468)                   (13,434)
Unrealized Gain (Loss), Net of Taxes,
     on Securities                                                                                  (975)                     1,609
                                                                                             -----------                -----------
Total Stockholders' Equity                                                                       190,402                    181,843
                                                                                             -----------                -----------
Total Liabilities and Stockholders' Equity                                                   $ 2,557,804                $ 2,573,219
                                                                                             ===========                ===========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

                                                                        For the Three Month Periods
                                                                               Ended March 31,
                                                                    ----------------------------------
                                                                      1996                     1995
                                                                    ---------                ---------

COMMON STOCK
Balance, January 1                                                  $   9,739                $  11,581
Issuance of Shares Under Employee Benefit Plans                            39                      122
                                                                    ---------                ---------
Balance, March 31                                                   $   9,778                $  11,703
                                                                    =========                =========

CAPITAL SURPLUS
Balance, January 1                                                  $     125                $  72,605
Employee Benefit Plans                                                    945                    4,644
                                                                    ---------                ---------
Balance, March 31                                                   $   1,070                $  77,249
                                                                    =========                =========

RETAINED EARNINGS
Balance, January 1                                                  $ 183,804                $ 244,639
Net Income                                                              9,597                    8,628
Cash Dividend Declared ($0.25 Per Share in 1996 and
     $0.50 Per Share in 1995)                                          (2,435)                  (4,792)
Tax Benefit on Stock Based Awards                                          31                      935
                                                                    ---------                ---------
Balance, March 31                                                   $ 190,997                $ 249,410
                                                                    =========                =========

TREASURY STOCK
Balance, January 1                                                  $    --                  $ (86,139)
Purchases                                                                --                       --
Issuance (Tender) of Shares Under Employee
     Benefit Plans, Net                                                  --                        152
                                                                    ---------                ---------
Balance, March 31                                                   $    --                  $ (85,987)
                                                                    =========                =========

LOAN TO ESOP
Balance, January 1                                                  $ (13,434)               $ (16,171)
Principal Payment by ESOP                                               2,966                    2,737
                                                                    ---------                ---------
Balance, March 31                                                   $ (10,468)               $ (13,434)
                                                                    =========                =========

UNREALIZED GAIN (LOSS), NET OF TAXES,
     ON SECURITIES
Balance, January 1                                                  $   1,609                $  (3,192)
Net Change in Fair Value, After Taxes                                  (2,584)                   3,701
                                                                    ---------                ---------
Balance, March 31                                                   $    (975)               $     509
                                                                    =========                =========
TOTAL STOCKHOLDERS' EQUITY                                          $ 190,402                $ 239,450
                                                                    =========                =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                      For Three Month Periods
                                                                           Ended March 31,
                                                                  -----------------------------------
                                                                    1996                     1995
                                                                  ---------                ---------
Net Cash Provided by Operating Activities                         $     906                $  23,036
                                                                  ---------                ---------
Cash Flows From Investing Activities:
Interest Earning Securities:
     Purchases                                                     (368,616)                (547,094)
     Sales                                                           18,756                  232,881
     Maturities, Calls and Mandatory Redemptions                    289,719                  357,436
Net Change in Loans                                                  18,678                  168,894
Other, Net                                                           (1,595)                  (9,623)
                                                                  ---------                ---------
Net Cash Provided by (Used in) Investing Activities                 (43,058)                 202,494
                                                                  ---------                ---------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                         (88,407)                  52,409
Net Change in Interest Bearing Deposits                             122,882                  (15,885)
Net Change in Short-Term Credit Facilities                          (32,530)                (248,645)
Other, Net                                                           (4,417)                  (2,561)
                                                                  ---------                ---------
Net Cash (Used in) Financing Activities                              (2,472)                (214,682)
                                                                  ---------                ---------
Net Change in Cash and Cash Equivalents                             (44,624)                  10,848
Cash and Cash Equivalents at January 1                               96,785                  164,610
                                                                  ---------                ---------
Cash and Cash Equivalents at March 31                             $  52,161                $ 175,458
                                                                  =========                =========





Income Taxes Paid                                                 $     146                $  27,551
Interest Expense Paid                                                20,859                   23,039


The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Disposition and Merger Transaction

     On November 18, 1994, the former U.S. Trust Corporation ("UST") and The Chase Manhattan Corporation ("Chase") entered into an agreement under which Chase acquired UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain back office operations (collectively, the "Chase Acquired Business") for $363.5 million in Chase common stock. The transaction with Chase was consummated through two almost simultaneous steps. On September 1, 1995, UST spun-off to its shareholders shares of common stock of a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation" or "Parent") on a share-for-share basis (the "Disposition"). The Corporation and its subsidiaries acquired the assets and operations of UST's asset management, private banking, special fiduciary and corporate trust businesses (the "Core Businesses"). On September 2, 1995, UST, which then included only the assets and liabilities of the Chase Acquired Business, merged into Chase (the "Merger") and UST shareholders received 0.68 shares of Chase common stock for each share of UST. The number of shares of Chase common stock received by UST shareholders was based upon an exchange ratio calculated by dividing the purchase price of $363.5 million by the average of the daily average of the high and low prices of Chase common stock for the ten trading days immediately before the closing date. Based on the exchange formula, Chase issued 6,619,758 of its shares to UST's shareholders on a pro rata basis.

     In connection with the Disposition and Merger, Chase agreed to provide securities processing, custodial, data processing and other services to the Corporation for a five-year term (the "Services Agreement") at an annual base fee of $10 million. The Services Agreement may be extended an additional two to five years beyond its initial term.

2. Acquisition

     On April 28, 1995, UST purchased the individual account business of J. & W. Seligman & Co. Inc., (approximately $800 million in assets under management) and acquired J. & W. Seligman Trust Company ("Seligman") for approximately $9 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc. is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation was required to make a second payment based upon certain business retention and other conditions one year after the acquisition date. On April 28, 1996, the Corporation made a preliminary second payment of $7.2 million. Any final payment required, based on business retained and certain other conditions, is due in June 1996.

                             U. S. TRUST CORPORATION

3. Net Interest Revenue

     Net Interest Revenue for financial reporting purposes includes interest income net of interest expense and the provision for credit losses. The following is a detailed analysis of the composition of net interest revenue:

                                          Three-Month Periods
                                                March 31,
                                         ---------------------
                                                                        %
                                                                      Better
(In Thousands)                             1996          1995        (Worse)
                                         -------       -------       -------
Interest Income:
  Loans                                  $27,448       $27,298         0.5 %
  Securities:
    Taxable                                7,976        16,375       (51.3)
    Tax Exempt                               716         1,127       (36.5)
  Short-Term Investments                   3,263         5,097       (36.0)
  Deposits with Banks                        690           968       (28.7)
                                         -------       -------       -----
Total Interest Income                     40,093        50,865       (21.2)
                                         -------       -------       -----
Interest Expense:
  Deposits                                19,301        17,362       (11.2)
  Short-Term Credit Facilities               829         3,635        77.2
  Long-Term Debt                             497         1,200        58.6
                                         -------       -------       -----
Total Interest Expense                    20,627        22,197         7.1
                                         -------       -------       -----

Net Interest Income                       19,466        28,668       (32.1)
  Provision for Credit Losses                250           400        37.5
                                         -------       -------       -----

Net Interest Revenue                     $19,216       $28,268       (32.0)%
                                         =======       =======       =====


4. Adoption of New Accounting Standards

     As of January 1 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. FAS 121 requires review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value of the asset. No adjustments to the carrying amount of long-lived assets were required as a result of adopting FAS 121.

5. Pledged Assets

     Financial instruments carried at $82,556,000 on March 31, 1996 and $66,258,000 on December 31, 1995 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

                             U. S. TRUST CORPORATION

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


7. Reclassifications

     Certain prior period amounts have been reclassified to conform with the current presentation.
                                       -9-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On November 18, 1994, UST entered into an agreement under which Chase acquired UST's Processing Business. This transaction was consummated on September 2, 1995. See "Notes to the Consolidated Financial Statements No. 1" for details.

     Generally Accepted Accounting Principles ("GAAP") and the financial reporting guidance promulgated by the Securities and Exchange Commission ("SEC") consider the Corporation the continuing reporting entity. That is, the financial statements of the Corporation presented herein include the Processing Business results for the first quarter of 1995. As a result, the comparability of the Corporation's financial results for the first quarter of 1995 to the current financial and operating structure of the Corporation is strained, at best. The transaction had the impact of reducing the Corporation's fee revenue base by 34% and average interest earning assets by 39% based on December 31, 1994 data. However, the Services Agreement and the downsizing of the staff structure, which occurred at the same time, have enabled the Corporation to more efficiently support its Core Businesses. As a result, the following discussion and analysis compares the first quarter results with the fourth quarter of 1995, the first full three month period subsequent to the sale of the Processing Business. In addition, where appropriate, relevant information pertaining to the Processing Business is provided for the first quarter of 1995.

Results of Operations

     Net income for the first quarter ended March 31, 1996 amounted to $9.6 million, or $0.92 per share. In the first quarter of 1995, net income was $8.6 million, or $0.85 per share. For the fourth quarter of 1995, the first full quarter following the Disposition and Merger, the Corporation earned $9.1 million, or $0.89 per share.

     The Corporation's return on average stockholders' equity for the first quarter of 1996 was 20.8%, compared to 15.5% for the first quarter of 1995 and 20.5% for the fourth quarter of 1995.

Fee Revenue

                                                                                                            March vs.      March vs.
                                                                  Three-Month Periods Ended                   Dec.           March
                                                         -----------------------------------------             %               %
                                                        March 31,         Dec. 31,        March 31,          Better          Better
(In Thousands)                                            1996             1995             1995            (Worse)         (Worse)
                                                         -------          -------          -------          --------       --------
Investment Management                                    $52,717          $49,765          $44,220             5.9 %         19.2 %
Corporate Trust                                            5,282            6,822            5,603           (22.6)          (5.7)
                                                         -------          -------          -------          --------       --------
Total Core Businesses                                     57,999           56,587           49,823             2.5           16.4
Processing Business                                         --               --             25,059              --             --
                                                         -------          -------          -------          --------       --------
Total Fee Revenue                                        $57,999          $56,587          $74,882             2.5 %        (22.5)%
                                                         =======          =======          =======          ========       ========

Market Related Fees                                      $44,607          $43,163          $35,546             3.3 %         25.5 %
Transaction Related Fees                                  13,392           13,424           14,277            (0.2)          (6.2)
                                                         -------          -------          -------          --------       --------
Total Core Businesses                                    $57,999          $56,587          $49,823             2.5 %         16.4 %
                                                         =======          =======          =======          ========       ========

         For the first quarter of 1996, fee revenue increased approximately $8.2 million to $58.0 million from $49.8 million in the first quarter of 1995. Market-related fee revenue increased by $9.1 million from $35.5 million in the first quarter of 1995 to $44.6 million in the first quarter of 1996. Market-related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. Most market-related fee revenue is determined on a declining incremental scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not necessarily have a proportionate impact on the level of market-related fee revenue. Market-related fee revenue, which for the most part is based on the prior quarter's asset values, reflects the overall strong equity and bond markets during the fourth quarter of 1995, in addition to new business and acquisitions. The decline in Corporate Trust fee revenue is principally due to a lower level of revenue related to bond immobilization services.

                                                      March 31,      Dec. 31,       March 31,
(In Billions)                                            1996          1995           1995
                                                     -----------    ----------     -----------
Assets Under Management:
  Investment Management                            $       34.4   $      33.5    $       27.0
  Special Fiduciary                                        14.8          13.9            12.2
                                                     -----------    ----------     -----------
          Total                                            49.2          47.4            39.2

  Processing Business                                    --             --                1.9
                                                     -----------    ----------     -----------
Total Assets Under Management                              49.2          47.4            41.1
                                                     -----------    ----------     -----------
Assets Under Administration:

  Personal Custody and Other                               14.1          13.3             8.8
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value                197.2         190.5           171.5
                                                     -----------    ----------     -----------
          Total                                           211.3         203.8           180.3

  Processing Business                                    --             --              231.0
                                                     -----------    ----------     -----------
Total Assets Under Administration                         211.3         203.8           411.3
                                                     -----------    ----------     -----------
Total Assets Under Management and Administration   $      260.5   $     251.2    $      452.4
                                                     ===========    ==========     ===========


     Investment management assets, increased 27.5% to $34.4 billion at March 31, 1996, from $27.0 billion at March 31, 1995, and 3.0% from $33.5 billion at December 31, 1995. The following is the composition of assets under management:

                                            March 31,         December 31,
                                              1996                1995
                                           ------------        ----------
    Equity                                          49%               47%
    Fixed Income                                    37                40
    Short-Term and Other                            14                13
                                           ------------       ----------
                                                   100%              100%
                                           ============       ==========

     Approximately $4.0 billion of assets under management are invested in the Corporation's Excelsior Funds at March 31, 1996. At December 31, 1995 and March 31, 1995, total assets under management invested in the Excelsior Funds were $3.7 billion and $3.3 billion, respectively.

Net Interest Revenue

                                                                                                 March vs.     March vs.
                                                      Three-Month Periods Ended                    Dec.          March
                                           ---------------------------------------------             %             %
(In Thousands)                              March 31,         Dec. 31,          March 31,         Better         Better
                                              1996              1995              1995            (Worse)       (Worse)
                                             --------          -------           -------          -------        ------
Interest Income                              $40,093           $38,508           $50,865            4.1%         (21.2)%
Interest Expense                              20,627            20,801            22,197            0.8            7.1
                                             -------           -------           -------           ----           ----
     Net Interest Income                      19,466            17,707            28,668            9.9          (32.1)
Provision for Credit Losses                      250               400               400           37.5           37.5
                                             -------           -------           -------           ----           ----
     Net Interest Revenue                    $19,216           $17,307           $28,268           11.0%         (32.0)%
                                             =======           =======           =======           ====           ====

     Net interest revenue was significantly impacted by the following events:
First, in anticipation of the Disposition and Merger, the Corporation reduced the overall size of the balance sheet, (the average volume of interest earning assets for the quarter ended March 31, 1996 is $681 million lower than the corresponding quarter of 1995) and shortened the maturity structure of the securities portfolio. Second, the quarter ended March 31, 1995, includes non-interest bearing deposits generated by the Processing Business.

     The 11.0% increase in net interest revenue at March 31, 1996 from the fourth quarter of 1995 is a result of the 18 basis point improvement in the interest spread from 2.14% to 2.32%.

Operating Expenses

                                                                                               March vs.       March vs.
                                                    Three-Month Periods Ended                     Dec.           March
                                           -------------------------------------------             %               %
(In Thousands)                             March 31,         Dec. 31,         March 31,         Better          Better
                                            1996              1995              1995            (Worse)         (Worse)
                                           -------           -------           -------          -------         -------
Salaries                                   $21,903           $22,082           $34,286             0.8 %          36.1%
Employee Benefits and
   Performance Compensation                 12,285            12,642            20,359             2.8            39.7
                                           -------           -------           -------            ----            ----

Total Salaries and Benefits                 34,188            34,724            54,645             1.5            37.4
Net Occupancy                                8,239             7,445            10,505           (10.7)           21.6

Other                                       18,449            15,713            23,021           (17.4)           19.9
Restructuring                                 --                --               1,448            --              --
                                           -------           -------           -------            ----            ----
Total Operating Expense                    $60,876           $57,882           $89,619            (5.2)%          32.1%
                                           =======           =======           =======            ====            ====

     Operating expenses amounted to $60.9 million in the first quarter of 1996, compared to $57.9 million in the fourth quarter of 1995 and $88.2 million (excluding $1.5 million of Restructuring charges) in the first quarter of 1995.

     The decrease in operating expenses from the first quarter of 1995 to the first quarter of 1996 reflects the impact of the Disposition and Merger. The increase in net occupancy for the first quarter of 1996 versus the fourth quarter of 1995 is principally related to rent escalation's under various leases.

Income Taxes

     The Corporation's effective tax rate for the first quarter of 1996 was 42.0%, compared to an effective tax rate of 40.0% for the first quarter of 1995. The lower 1995 effective tax rate is primarily due to the annualized impact of the restructuring charges incurred in connection with the Disposition and Merger.

Capital and Liquidity

     The Corporation's ratio of Tier 1 Capital at March 31, 1996 to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 11.2%. The ratio of Total Capital at March 31, 1996 to period end risk-adjusted assets was 12.5%. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 5.6%.

     The Corporation's capital ratios have been negatively impacted in 1996 as a result of the change, effective April 1, 1995, in the Federal Reserve Board's (the "Federal Reserve") method of determining Tier 1 Capital. Specifically, the Federal Reserve now limits the amount of deferred tax assets that qualify for Tier 1 Capital to the lower of 10% of Tier 1 Capital or the Corporation's projected earnings for the next year. However, if the Corporation has the ability to recover deferred tax assets from income taxes paid in prior years, the amount of the "carry back" capability, as defined, qualifies as Tier 1 Capital. Because the Corporation is a new tax payer, as of September 1, 1995, its tax carry back capability is limited to earnings that have been generated since the Disposition and Merger. Accordingly, a substantial amount of its deferred tax assets are subject to the aforementioned limitations. As the Corporation generates taxable income, the impact of the Federal Reserve's regulation on deferred tax assets will be mitigated.

     The Corporation requires access to funds sufficient to pay dividends to common shareholders, interest and principal to debt holders and for other corporate purposes. The Corporation paid a quarterly dividend of $0.25 per share in the first quarter of 1996 and expects, subject to approval of the Board of Directors, to pay quarterly dividends of $0.25 per share for the remainder of 1996. In addition, at March 31, 1996, the banking subsidiaries can declare, in the aggregate, approximately $18.4 million without prior regulatory approval. The Corporation has a $25.0 million unsecured revolving credit facility with a major financial institution maturing in 1998. At March 31, 1996, $20.0 million was outstanding under this facility.

Asset/Liability Management

     The principal functions of asset and liability management are: to provide for adequate liquidity; to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities; and to structure the size and composition of the balance sheet in order to maximize net interest revenue, while complying with bank regulatory agency capital standards.

     Although the balance sheet is significantly smaller subsequent to the Disposition and Merger, the Corporation's asset mix is still principally liquid and low-risk. Approximately 38% of average total assets consist of cash and due from banks, short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government Treasury securities.

     The loan portfolio is the largest component of average total assets. Average loans for the first quarter of 1996 were $1.38 billion compared to $1.36 billion for both the first and fourth quarters of 1995. See the "Asset Quality" section of Management's Discussion and Analysis for further information on the composition of the Corporation's loan portfolio.

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

     The following table provides the components of the Corporation's interest rate sensitivity gaps at March 31, 1996. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates. As of March 31, 1996, the Corporation had more liabilities repricing or maturing than assets (liability sensitive) in the 0-3 month category. In general, when an enterprise is liability sensitive, its net interest revenue will improve in a declining interest rate environment and will decline in a rising interest rate environment.

                                                0 - 3          4 - 6          7 - 12         1 - 5          Over
(In Thousands)                                  Months         Months         Months         Years         5 Years         Total
                                             -----------    -----------    -----------    -----------    -----------    -----------
INTEREST EARNING ASSETS:
Interest Earning Securities                  $   374,615    $   120,264    $    69,401    $   192,702    $    63,629    $   820,611
Loans, Net of Allowance
   for Credit Losses                             626,790         37,757         73,014        415,758        271,538      1,424,857
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total Interest Earning Assets                  1,001,405        158,021        142,415        608,460        335,167      2,245,468
                                             -----------    -----------    -----------    -----------    -----------    -----------
INTEREST BEARING LIABILITIES:
Interest Bearing Deposits                     (1,556,672)       (21,349)       (42,237)        (6,054)          --       (1,626,312)
Short-Term Credit Facilities                    (102,285)          --             --             --             --         (102,285)
Long-Term Debt                                      --             --             --          (24,468)        (2,000)       (26,468)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total Interest Bearing Liabilities            (1,658,957)       (21,349)       (42,237)       (30,522)        (2,000)    (1,755,065)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Asset/(Liability) Sensitivity Gap               (657,552)       136,672        100,178        577,938        333,167        490,403
Interest Rate Swaps                              461,000*          (750)       (22,250)      (288,000)      (150,000)          --
                                             -----------    -----------    -----------    -----------    -----------    -----------
Interest Rate Sensitivity Gap                   (196,552)       135,922         77,928        289,938        183,167        490,403
Net Non-Interest Earning Assets/
   (Bearing Liabilities) and
   Stockholders' Equity                          (69,452)          --             --         (217,538)      (203,413)      (490,403)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Maturity/Repricing Gap                          (266,004)       135,922         77,928         72,400        (20,246)          --
                                             -----------    -----------    -----------    -----------    -----------    -----------
Cumulative Gap                               $  (266,004)   $  (130,082)   $   (52,154)   $    20,246    $      --      $      --
                                             ===========    ===========    ===========    ===========    ===========    ===========

* Includes $461,750,000 of total outstanding notional principal of Swaps less $750,000 of Swaps maturing or amortizing within three months.

         In managing its interest rate sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities and fixed rate residential real estate mortgage loans and fixed and variable rate mortgage backed securities. While it is anticipated that the portion of fixed rate loans will remain constant, changes in the level and direction of interest rates will cause prepayments of existing loans and origination of new fixed rate loans and their average life and duration to vary. Consequently, the proportion of fixed rate loans and their average life and duration may vary from period to period.

         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("Swaps") as hedges. Swaps are used to hedge the long-term fixed interest rate exposure from residential real estate mortgage loans. The following table provides details, as of March 31, 1996, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps. The Corporation's use of Swaps as an asset/liability management tool has increased since a greater proportion of the Corporation's fixed rate interest earning assets will be funded with short-term interest bearing liabilities. Prior to the Disposition and Merger, the Processing Business' non-interest bearing deposits had provided a long-term funding source.

                                                Maturing
                                -----------------------------------------
                                 Within 1        1 to 5          Over 5
(Dollars In Thousands)             Year           Years           Years          Total
                                ---------       ---------       ---------      ---------
Fixed Pay Swaps                 $ 23,000        $288,750        $ 150,000      $461,750
Average Rate Paid                 6.9749%         6.7645%          6.1942%       6.5897%
Average Rate Received*            5.4254%         5.4467%          5.3707%       5.4209%

* Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

     The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended March 31, 1996 and 1995, are detailed in the following table.

                                                    Three-Month Periods
                                                      Ended March 31,
                                            ------------------------------------
(Dollars In Thousands)                            1996               1995
                                            ----------------    ----------------
Net Interest Revenue:
   As Reported                              $       19,216      $      28,268
   Excluding Hedging Activities             $       20,243      $      28,564
Net Yield on Interest Earning Assets:
   As Reported                                        3.48%              3.99%
   Excluding Hedging Activities                       3.67%              4.06%

     The difference between results "As Reported" and "Excluding Hedging Activities" in each year reflects the cost of utilizing swaps to hedge interest rate risk.

Securities

     During the first quarter of 1996, the Corporation purchased approximately $369 million (principally U.S. Government agency and Treasury securities) and sold approximately $19 million of U.S. Treasury securities) of securities classified as available for sale.

     Approximately 55% of the Corporation's portfolio of securities is comprised of U.S. Treasury fixed rate obligations. The remaining portfolio is primarily comprised of securities of government sponsored agencies and corporations, variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are primarily collateralized by Government National Mortgage Association securities ("GNMAs"). GNMAs are backed by the full faith and credit of the U.S. Government.

     The amortized cost of securities exceeded their market value by $1.7 million at March 31, 1996. At March 31, 1995, the amortized cost of securities exceeded their market value by $1.1 million.

Asset Quality

     The Corporation's loan portfolio is primarily comprised of credit extensions to private banking customers. Average loans remained relatively stable with a moderate increase from $1.36 billion in the first quarter of 1995 to $1.38 billion in the first quarter of 1996. Residential real estate mortgages comprised approximately 69% of total loans at March 31, 1996.

     An analysis of the allowance for credit losses follows:

                                                    Three-Month Periods
                                                      Ended March 31,
                                              ----------------------------
      (In Thousands)                              1996            1995
                                              ------------    ------------
      Balance, Beginning of Period            $     16,086    $     14,699

      Provision Charged to Income                      250             400

      Recoveries                                       208             667
      Charge-offs                                     (384)           (275)
                                              ------------    ------------
      Net (Charge-Offs) Recoveries                    (176)            392
                                              ------------    ------------
      Balance, End of Period                  $     16,160    $     15,491
                                              ============    ============

     The provision for credit losses reflects the addition to the provision charged to income that management deems appropriate to maintain the allowance at a level adequate when related to the risk of loss inherent in the credit portfolio. In assessing adequacy, management relies on its ongoing review of specific credits, past experience, the present credit portfolio composition and general economic and financial considerations.

     As a percentage of average loans, annualized net loan charge-offs were five basis points for the first quarter of 1996, compared to annualized net loan recoveries of 12 basis points for the first quarter of 1995. The allowance for credit losses at March 31, 1996, was 1.17% of average loans for the quarter. This compares with 1.14% of average loans for the quarter ended March 31, 1995. The allowance for credit losses as a percentage of nonperforming loans was 129.16% at March 31, 1996, compared to 270.7% at March 31, 1995. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.6% at March 31, 1996, compared to 1.3% at March 31, 1995.

         Nonperforming assets, which include non-accrual loans and real estate acquired in restructurings, are as follows:

                                              March 31,   Dec. 31,  March 31,
(In Millions)                                   1996       1995       1995
                                                -----      -----      -----
Non-accrual loans                               $12.5      $13.3      $ 5.7
Real estate acquired in restructurings            9.2        9.6       11.7
                                                -----      -----      -----

Total Nonperforming Assets                      $21.7      $22.9      $17.4
                                                =====      =====      =====

     The $4.3 million increase in nonperforming assets from March 31, 1995 to March 31, 1996 is due primarily to the reclassification of one credit facility to non-accrual status. Real estate acquired in debt restructurings is net of a reserve of $978,000 at March 31, 1996 and December 31, 1995 and $478,000 at March 31, 1995.

Accounting Standards Not Yet Adopted

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based compensation plans. FAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair value based method of accounting as defined in FAS 123. The Corporation intends to continue accounting for its employee stock compensation plans under its current method and will adopt the disclosure requirement of FAS 123 in its 1996 Form 10-K.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED NET INTEREST REVENUE AND
     AVERAGE BALANCES (Dollars in Thousands; Interest and Average Rates on a
                           Taxable Equivalent Basis)
                                   (UNAUDITED)

                                                                           For the Three Month Periods Ended March 31,
                                                    --------------------------------------------------------------------------------
                                                                      1996                                      1995
                                                    -------------------------------------      -------------------------------------
                                                     Average                      Average       Average                      Average
                                                     Balance         Interest       Rate        Balance         Interest      Rate
                                                    ----------      ----------      ----       ----------      ----------     ----
ASSETS
Interest Earning Securities (1) (2)                 $  919,598      $   13,263      5.78%      $1,619,178      $   24,566     6.09%
Loans (3)                                            1,393,185          27,448      7.92        1,375,010          27,298     8.05
                                                    ----------      ----------      ----       ----------      ----------     ----
Total Interest Earning Assets                        2,312,783          40,711      7.07        2,994,188          51,864     6.99
                                                    ----------      ----------      ----       ----------      ----------     ----
Allowance for Credit Losses                            (16,263)                                   (15,225)
Cash and Due from Banks                                 97,680                                    277,482
Other Assets                                           297,443                                    445,244
                                                    ----------                                 ----------
Total Assets                                        $2,691,643                                 $3,701,689
                                                    ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Deposits                           $1,649,046          19,301      4.71       $1,440,258          17,362     4.89
Short-Term Credit Facilities                            71,147             829      4.69          259,768           3,635     5.68
Long-Term Debt                                          27,478             497      7.27           59,130           1,200     8.12
                                                    ----------      ----------      ----       ----------      ----------     ----
Total Sources on Which Interest is Paid              1,747,671          20,627      4.75        1,759,156          22,197     5.11
                                                    ----------      ----------      ----       ----------      ----------     ----
Total Non-Interest Bearing Deposits                    506,789                                  1,555,465
Other Liabilities                                      240,395                                    146,947
Stockholders' Equity (3)                               196,788                                    240,121
                                                    ----------                                 ----------
Total Liabilities and Stockholders' Equity          $2,691,643                                 $3,701,689
                                                    ==========                                 ==========
Net Interest Revenue - Tax Equivalent Basis                             20,084                                     29,667
Loan Loss Provision                                                       (250)                                      (400)
Tax Equivalent Adjustment                                                 (618)                                      (999)
                                                                    ----------                                  ---------
Net Interest Revenue                                                $   19,216                                  $  28,268
                                                                    ==========                                  =========
Net Yield on Interest Earning Assets                                                3.48%                                     3.99%
                                                                                    ====                                      ====
Interest Spread                                                                     2.32%                                     1.88%
                                                                                    ====                                      ====



(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest income are related to securities.

(3) Loans and Stockholders' Equity include the Loan to ESOP, which had an average balance of $11,478,000 in 1996 and $14,376,000 in 1995.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Corporation was held April 23, 1996.
         (b) Not required.
         (c)(i) Election of six directors to hold office for a term expiring in 1999, and, in each case, until their successors have been elected and qualified.

Eleanor Baum                                 John Hoyt Stookey
     For                    8,751,462             For                  8,749,717
     Withhold Authority        75,836             Withhold Authority      77,581
Philippe de Montebello                       Frederick B. Taylor
     For                    8,751,913             For                  8,751,246
     Withhold Authority        75,385             Withhold Authority      76,052
Peter L. Malkin                              Robert N. Wilson
     For                    8,619,319             For                  8,753,796
     Withhold Authority       207,907             Withhold Authority      73,502

          (ii) Ratification of appointment of Coopers & Lybrand LLP as independent auditors for the Corporation and its consolidated subsidiaries for the year 1996.

         For                        8,722,083
         Against                       39,285
         Abstain                       66,327

         (d) Not applicable.

Item 6.  Exhibits and Reports on Form 10-Q

         (a) EXHIBITS:

2.1 - Agreement and Plan of Merger dated as of November 18, 1994 (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Appendix A to Exhibit 99.1 ("Exhibit 99.1") to UST's Annual Report on Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994. (1)(2)

2.2 - Form of Agreement and Plan of Distribution among UST, the former United States Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company of New York (the "Trust Company"), filed as Appendix B to Exhibit 99.1.
(1)(2)

2.3 - Form of Contribution and Assumption Agreement between USTNY and the Trust Company, filed as Appendix C to Exhibit 99.1. (1)(2)

2.4 - Form of Post Closing Covenants Agreement among Chase, UST, USTNY, the Corporation and the Trust Company, filed as Appendix D to Exhibit 99.1. (1)

2.5 - Tax Allocation Agreement dated as of September 1, 1995 among UST, the Corporation and Chase, filed as Exhibit 2.5 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (1)

2.6 - Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to Amendment No. 1, dated December 27, 1995 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (1)

3.1 - Restated Certificate of Incorporation of the Corporation, filed as Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (Registration No. 33-62371). (1)

3.2 - By-Laws of the Corporation, filed as Appendix II to the Corporation's Registration Statement on Form 10 dated February 9, 1995. (1)

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

27 - Financial Data Schedule.

(1)  Incorporated herein by reference.

(2) The copy of this document being incorporated by reference herein does not include the exhibits and schedules thereto which are identified as being omitted in the table of contents of this document. The Corporation undertakes to furnish any such omitted exhibits and schedules to the Commission upon its request.

(b)  REPORTS ON FORM 8-K:

         None.

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

                                                         U. S. Trust Corporation
                                                         -----------------------
                                                                    (Registrant)

Date: May 14, 1996                                      By: Richard E. Brinkmann
                                                            --------------------
                                                            Richard E. Brinkmann
                                                           Senior Vice President
                                                                 and Comptroller
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit No.                    Description
- -----------                    -----------

  Ex. 11              Statement re Computation of Net Income Per Share

  Ex. 27              Financial Data Schedule