Form 10-Q
period 1996-06-30
U S TRUST CORP /NY
filed 1996-08-08
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For Quarterly Period Ended:           JUNE 30, 1996

       Commission file number:               0-20469

                             U.S. TRUST CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                New York                                  13-3818952
          ---------------------                           ----------
    (State or other jurisdiction of                  (I. R. S. Employer
     incorporation or organization)                   Identification No.)

  114 West 47th Street, New York, New York                 10036
  ----------------------------------------                 -----
  (Address of principal executive offices)               (Zip Code)

                                 (212) 852-1000
                                 --------------
              (Registrant's telephone number, including area code)


                    -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,778,128 shares, Common Stock, $1 par value, as of July 31, 1996


                               Page 1 of 23 Pages

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.

Title of Financial Statement                                              Page #
- ----------------------------                                              ------
Condensed Consolidated Statement of Income:

   For the Three Month Periods Ended June 30, 1996 and 1995                   3

   For the Six Month Periods Ended June 30, 1996 and 1995                     4

Condensed Consolidated Statement of Condition as of June 30, 1996
   and December 31, 1995                                                      5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Six Month Periods Ended June 30, 1996 and 1995                     6

Condensed Consolidated Statement of Cash Flows for the Six Month
   Periods Ended June 30, 1996 and 1995                                       7

Notes to the Condensed Consolidated Financial Statements                      8

Condensed Consolidated Net Interest Revenue and Average Balances:

   For the Three Month Periods Ended June 30, 1996 and 1995                  20

   For the Six Month Periods Ended June 30, 1996 and 1995                    21


         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for certain items mentioned in the Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                            For the Three Month Periods Ended June 30,
                                                      ------------------------------------------------------
                                                                                           Better (Worse)
                                                                                      ----------------------
                                                        1996            1995              $              %
                                                      --------        --------        ---------        -----
Fee Revenue
  Core                                                $ 60,382        $ 53,562        $   6,820         12.7 %
  Processing                                              --            24,467          (24,467)         --
                                                      --------        --------        ---------        -----
                                                        60,382          78,029          (17,647)       (22.6)
Net Interest Revenue                                    19,063          24,752           (5,689)       (23.0)
Other Income                                              --             1,020           (1,020)         --
Securities Gains (Losses), Net                              (2)           --                 (2)         --
                                                      --------        --------        ---------        -----
Total Revenue                                           79,443         103,801          (24,358)       (23.5)
                                                      --------        --------        ---------        -----
OPERATING EXPENSES
Salaries                                                23,017          35,186           12,169         34.6
Employee Benefits and Performance Compensation          13,322          17,050            3,728         21.9
                                                      --------        --------        ---------        -----
Total Salaries and Benefits                             36,339          52,236           15,897         30.4
Net Occupancy                                            8,142          10,285            2,143         20.8
Other                                                   17,973          24,889            6,916         27.8
Restructuring                                             --             7,446            7,446          --
                                                      --------        --------        ---------        -----
Total Operating Expense                                 62,454          94,856           32,402         34.2
                                                      --------        --------        ---------        -----
Income Before Income Tax Expense                        16,989           8,945            8,044         89.9
Income Tax Expense                                       7,135           3,578           (3,557)       (99.4)
                                                      --------        --------        ---------        -----
Net Income                                            $  9,854        $  5,367        $   4,487         83.6
                                                      ========        ========        =========        =====
Net Income Per Share                                  $   0.94        $   0.52        $    0.42         80.8 %
                                                      ========        ========        =========        =====


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                   For the Six Month Periods Ended June 30,
                                             ----------------------------------------------------
                                                                               Better (Worse)
                                                                           ----------------------
                                               1996           1995            $             %
                                             --------       --------       --------       -------

Fee Revenue
  Core                                       $118,381       $103,385       $ 14,996          14.5 %
  Processing                                       --         49,526        (49,526)           --
                                             --------       --------       --------       -------
                                              118,381        152,911        (34,530)        (22.6)
Net Interest Revenue                           38,279         53,020        (14,741)        (27.8)
Other Income                                       --          1,683         (1,683)           --
Securities Gains, Net                             206            186             20          10.8
                                             --------       --------       --------       -------
Total Revenue                                 156,866        207,800        (50,934)        (24.5)
                                             --------       --------       --------       -------
OPERATING EXPENSES
Salaries                                       44,920         69,472         24,552          35.3
Employee Benefits and Performance
  Compensation                                 25,607         37,409         11,802          31.5
                                             --------       --------       --------       -------
Total Salaries and Benefits                    70,527        106,881         36,354          34.0
Net Occupancy                                  16,381         20,790          4,409          21.2
Other                                          36,422         47,910         11,488          24.0
Restructuring                                      --          8,894          8,894            --
                                             --------       --------       --------       -------
Total Operating Expenses                      123,330        184,475         61,145          33.1
                                             --------       --------       --------       -------
Income Before Income Tax Expense               33,536         23,325         10,211          43.8
Income Tax Expense                             14,085          9,330         (4,755)        (51.0)
                                             --------       --------       --------       -------
Net Income                                   $ 19,451       $ 13,995       $  5,456          39.0
                                             ========       ========       ========       =======
Net Income Per Share                         $   1.86       $   1.37       $   0.49          35.8 %
                                             ========       ========       ========       =======




The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (Dollars In Thousands)
                                  (UNAUDITED)

                                                June 30,     December 31,
ASSETS                                            1996           1995
                                              -----------    ------------
Cash and Due from Banks                       $    81,908     $    96,785
Interest Earning Securities                       917,930         764,900

Loans                                           1,575,438       1,459,695
Less: Allowance for Credit Losses                  16,202          16,086
                                              -----------     -----------
Net Loans                                       1,559,236       1,443,609

Other Assets                                      276,554         267,925
                                              -----------     -----------
Total Assets                                  $ 2,835,628     $ 2,573,219
                                              ===========     ===========

LIABILITIES
Deposits:
  Non-Interest Bearing                        $   503,964     $   489,827
  Interest Bearing                              1,708,364       1,503,430
                                              -----------     -----------
Total Deposits                                  2,212,328       1,993,257

Short-Term Credit Facilities                      178,759         134,815
Accounts Payable and Accrued Liabilities          221,255         233,870
Long-Term Debt                                     26,468          29,434
                                              -----------     -----------
Total Liabilities                               2,638,810       2,391,376
                                              -----------     -----------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000
  Shares Authorized; 9,778,128 Shares
  Issued in 1996 and 9,739,144 Shares
  Issued in 1995                                    9,778           9,739
Capital Surplus                                     1,109             125
Retained Earnings                                 198,410         183,804
Loan to ESOP                                      (10,468)        (13,434)
Unrealized Gain (Loss), Net of Taxes, on
  Securities Available for Sale                    (2,011)          1,609
                                              -----------     -----------
Total Stockholders' Equity                        196,818         181,843
                                              -----------     -----------
Total Liabilities and Stockholders' Equity    $ 2,835,628     $ 2,573,219
                                              ===========     ===========


The accompanying notes are in integral part of these financial statements.

                             U.S. TRUST CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                            For the Six Month Periods
                                                                  Ended June 30,
                                                            -------------------------
                                                              1996           1995
                                                            ---------     -----------
COMMON STOCK
Balance, January 1                                           $  9,739        $ 11,581
Issuance of Shares Under Employee Benefit Plans                    39             183
                                                             --------        --------
Balance, June 30                                             $  9,778        $ 11,764
                                                             ========        ========
CAPITAL SURPLUS
Balance, January 1                                           $    125        $ 72,605
Employee Benefit Plans                                            984           6,817
                                                             --------        --------
Balance, June 30                                             $  1,109        $ 79,422
                                                             ========        ========
RETAINED EARNINGS
Balance, January 1                                           $183,804        $244,639
Net Income                                                     19,451          13,995
Cash Dividends Declared ($0.50 Per Share in 1996 and 1995)     (4,889)         (4,850)
Tax Benefit on Stock Based Awards                                  44           1,566
                                                             --------        --------
Balance, June 30                                             $198,410        $255,350
                                                             ========        ========
TREASURY STOCK
Balance, January 1                                           $  --           $(86,139)
Issuance (Tender) of Shares Under Employee Benefit Plans        --               (162)
                                                             --------        --------
Balance, June 30                                             $  --           $(86,301)
                                                             ========        ========
LOAN TO ESOP
Balance, January 1                                           $(13,434)       $(16,171)
Principal Payment by ESOP                                       2,966           2,737
                                                             --------        --------
Balance, June 30                                             $(10,468)       $(13,434)
                                                             ========        ========
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                           $  1,609        $ (3,192)
Net Change in Fair Value, After Taxes                          (3,620)          6,088
                                                             --------        --------
Balance, June 30                                             $ (2,011)       $  2,896
                                                             ========        ========
TOTAL STOCKHOLDERS' EQUITY                                   $196,818        $249,697
                                                             ========        ========


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                          For the Six Month
                                                        Periods Ended June 30,
                                                      --------------------------
                                                         1996            1995
                                                      ---------      -----------

Net Cash Provided by Operating Activities             $  17,200      $    33,008
                                                      ---------      -----------

Cash Flows From Investing Activities:
Interest Earning Securities:
        Purchases                                      (764,481)      (1,370,602)
        Sales                                           119,497          641,862
        Maturities, Calls and Mandatory Redemptions     485,548          685,116
Net Change in Loans                                    (115,777)         (41,826)
Other, Net                                              (13,057)         (18,454)
                                                      ---------      -----------
Net Cash (Used in) Investing Activities                (288,270)        (103,904)
                                                      ---------      -----------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits              14,137          165,125
Net Change in Interest Bearing Deposits                 204,934          117,344
Net Change in Short-Term Credit Facilities               43,944         (139,991)
Repayments of Long-Term Debt                             (2,966)          (3,737)
Other, Net                                               (3,856)          (3,320)
                                                      ---------      -----------
Net Cash Provided by Financing Activities               256,193          135,421
                                                      ---------      -----------
Net Change in Cash and Cash Equivalents                 (14,877)          64,525
Cash and Cash Equivalents at January 1                   96,785          164,610
                                                      ---------      -----------
Cash and Cash Equivalents at June 30                  $  81,908      $   229,135
                                                      =========      ===========

- --------------------------------------------------------------------------------

Income Taxes Paid                                     $   7,450      $     2,825
Interest Expense Paid                                    42,415           44,908


These accompanying notes are an integral part of these financial statements.

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

2.       ACQUISITION

         On April 28, 1995, UST purchased the individual account business of J. & W. Seligman & Co. Inc., (approximately $800 million in assets under management) and acquired J. & W. Seligman Trust Company ("Seligman") for an initial payment of approximately $9 million in cash, in a transaction that was accounted for as a purchase. J. & W. Seligman & Co. Inc. is a privately held investment manager and advisor located in New York City. Under the terms of the agreement, the Corporation was required to make a second payment based upon certain business retention and other conditions one year after the acquisition date. On April 28, 1996, the Corporation made a second payment of approximately $7 million.

                             U. S. TRUST CORPORATION

3.       NET INTEREST REVENUE

         Net Interest Revenue for financial reporting purposes consists of interest income less interest expense and the provision for credit losses. The following is a detailed analysis of the composition of net interest revenue:

                                                Three Month Periods             Six Month Periods
                                                  Ended June 30,                  Ended June 30,
                                            ----------------------------     -------------------------
(In Thousands)                                  1996            1995            1996          1995
                                            -------------    -----------     ------------   ----------
Interest Income:
   Loans                                    $      28,539    $    27,277     $     55,987   $   54,575
   Securities:
     Taxable                                       10,713         10,449           18,689       26,824
     Tax Exempt                                       750          1,085            1,466        2,212
   Short-Term Investments                             339          8,877            3,602       13,974
   Deposits with Banks                                456            284            1,146        1,252
                                            -------------    -----------     ------------   ----------

Total Interest Income                              40,797         47,972           80,890       98,837
                                            -------------    -----------     ------------   ----------
Interest Expense:
   Deposits                                        18,859         18,755           38,160       36,117
   Short-Term Credit Facilities                     2,147          2,897            2,976        6,532
   Long-Term Debt                                     478          1,168              975        2,368
                                            -------------    -----------     ------------   ----------

Total Interest Expense                             21,484         22,820           42,111       45,017
                                            -------------    -----------     ------------   ----------

Net Interest Income                                19,313         25,152           38,779       53,820
   Provision for Credit Losses                        250            400              500          800
                                            -------------    -----------     ------------   ----------

Net Interest Revenue                        $      19,063    $    24,752     $     38,279   $   53,020
                                            =============    ===========     ============   ==========


4.       PLEDGED ASSETS

         Financial instruments carried at $183,351,000 on June 30, 1996 and $66,258,000 on December 31, 1995 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

5.       CONTINGENCIES

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

                             U. S. TRUST CORPORATION

6.       SUBSEQUENT EVENT

         On July 23, 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of its common stock to be used solely to meet the Corporation's obligations under its stock-based benefit plans.

7.       RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform with the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On November 18, 1994, UST entered into an agreement under which Chase was to acquire UST's Processing Business. This transaction was consummated on September 2, 1995. See "Notes to the Condensed Consolidated Financial Statements No. 1" for details.

         Generally Accepted Accounting Principles and the financial reporting guidance promulgated by the Securities and Exchange Commission consider the Corporation as the continuing reporting entity. That is, the financial statements of the Corporation presented herein include the Processing Business results for the first half of 1995. As a result, the comparability of the Corporation's financial results for the first half of 1995 to the current financial and operating structure of the Corporation is limited. Accordingly, the following discussion and analysis where relevant compares the second quarter and year-to-date results with the first quarter of 1996 and the six month period from October 1, 1995 through March 31, 1996, the first full six month period subsequent to the sale of the Processing Business. In addition, where appropriate, relevant information pertaining to the Processing Business is provided for the second quarter and first half of 1995.

RESULTS OF OPERATIONS

         Net income for the second quarter ended June 30, 1996 amounted to $9.9 million, or $0.94 per share. In the second quarter of 1995, net income was $5.4 million, or $0.52 per share. For the first quarter of 1996, the Corporation earned $9.6 million, or $0.92 per share.

         For the first half of 1996, the Corporation earned $19.5 million, or $1.86 per share, compared to the $14.0 million, or $1.37 per share in the first half of 1995. The Corporation's return on average stockholders' equity was 20.9% for the first half of 1996 versus 12.1% for the first half of 1995.

FEE REVENUE


                                                                                          June vs.      June vs.
                                                Three Month Periods Ended                  March          June
                                      -----------------------------------------------        %             %
                                          June 30,         March 31,       June 30,         Better        Better
(In Thousands)                              1996             1996            1995          (Worse)       (Worse)
                                      ----------------  --------------  -------------    -----------  -------------
Investment Management                 $         54,135  $       52,717  $      47,616            2.7           13.7
Corporate Trust                                  6,247           5,282          5,946           18.3            5.1
                                      ----------------  --------------  -------------    -----------  -------------
Total Core Businesses                           60,382          57,999         53,562            4.1           12.7
Processing Business                                  -               -         24,467              -              -
                                      ----------------  --------------  -------------    -----------  -------------
Total Fee Revenue                     $         60,382  $       57,999  $      78,029            4.1          (22.6)
                                      ================  ==============  =============    ===========  =============

Market Related Fees                   $         46,475  $       44,607  $      39,351            4.2           18.1
Transaction Related Fees                        13,907          13,392         14,211            3.8           (2.1)
                                      ----------------  --------------  -------------    -----------  -------------
Total Core Businesses                 $         60,382  $       57,999  $      53,562            4.1           12.7
                                      ================  ==============  =============    ===========  =============

                                                                                         June vs.      June vs.
                                                 Six Month Periods Ended                 March (*)        June
                                      -----------------------------------------------        %             %
                                         June 30,         March 31,       June 30,         Better        Better
(In Thousands)                             1996           1996 (*)          1995          (Worse)       (Worse)
                                      ----------------  --------------  -------------    -----------  -------------
Investment Management                 $        106,852  $      102,482  $      91,836            4.3           16.4
Corporate Trust                                 11,529          12,104         11,549           (4.8)          (0.2)
                                      ----------------  --------------  -------------    -----------  -------------
Total Core Businesses                          118,381         114,586        103,385            3.3           14.5
Processing Business                           -                -               49,526          -             -
                                      ----------------  --------------  -------------    -----------  -------------
Total Fee Revenue                     $        118,381  $      114,586  $     152,911            3.3          (22.6)
                                      ================  ==============  =============    ===========  =============

Market Related Fees                   $         90,963  $       87,770  $      75,314            3.6           20.8
Transaction Related Fees                        27,418          26,816         28,071            2.2           (2.3)
                                      ----------------  --------------  -------------    -----------  -------------
Total Core Businesses                 $        118,381  $      114,586  $     103,385            3.3           14.5
                                      ================  ==============  =============    ===========  =============

(*) Includes activity from October 1, 1995 to March 31, 1996.

         For the second quarter of 1996, fee revenue increased approximately $6.8 million to $60.4 million from $53.6 million in the second quarter of 1995, and $2.4 million from $58.0 million in the first quarter of 1996. Market-related fee revenue increased by $7.1 million to $46.5 million from $39.4 million in the second quarter of 1995, and $1.9 million from $44.6 million in the first quarter of 1996.

         In the first half of 1996, fee revenue increased approximately $15.0 million to $118.4 million from $103.4 million in the first half of 1995. Market-related fee revenue increased $15.6 million from $75.3 million in the first half of 1995 to $91.0 million in the first half of 1996.

         Market-related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. Most market-related fee revenue is determined on a declining incremental scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not necessarily have a proportionate impact on the level of market-related fee revenue. The decline in Corporate Trust fee revenue for the six month period ended June 30, 1996, versus March 31, 1996 and June 30, 1995, is principally due to a slowing of new business related to bond immobilization services.

Assets Under Management and Administration                  June 30,      March 31,     June 30,
(In Billions)                                                 1996          1996          1995
                                                          -----------   ------------  ------------
Assets Under Management:
  Investment Management                                   $      35.5   $       34.4  $       29.2
  Special Fiduciary                                              14.8           14.8          12.0
                                                          -----------   ------------  ------------
          Total                                                  50.3           49.2          41.2
  Processing Business                                           -              -               2.2
                                                          -----------   ------------  ------------
Total Assets Under Management                                    50.3           49.2          43.4
                                                          -----------   ------------  ------------
Assets Under Administration:

  Personal Custody and Other                                     14.6           14.1          11.4
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value                      199.7          197.2         175.9
                                                          -----------   ------------  ------------
          Total                                                 214.3          211.3         187.3

  Processing Business                                           -              -             221.3
                                                          -----------   ------------  ------------

Total Assets Under Administration                               214.3          211.3         408.6
                                                          -----------   ------------  ------------
Total Assets Under Management and Administration          $     264.6   $      260.5  $      452.0
                                                          ===========   ============  ============

         Investment management assets, increased 3.3% to $35.5 billion at June 30, 1996, from $34.4 billion at March 31, 1996, and 21.7% from $29.2 billion at June 30, 1995. The following is the composition of assets under management:

                                 June 30,        March 31,       December 31,
                                   1996            1996              1995
                              -------------   --------------   ----------------
Equity                                   49 %             49 %               47 %
Fixed Income                             37               37                 40
Short-Term and Other                     14               14                 13
                              -------------   --------------   ----------------
                                        100 %            100 %              100 %
                              =============   ==============   ================

         Approximately $4.3 billion of assets under management were invested in the Corporation's Excelsior Funds at June 30, 1996. At December 31, 1995 and March 31, 1996, total assets under management invested in the Excelsior Funds were $3.7 billion and $4.0 billion, respectively.

NET INTEREST REVENUE


                                                                                     June         June
                                                                                      vs.          vs.
                                            Three Month Periods Ended               March         June
                                   --------------------------------------------       %             %
(In Thousands)                       June 30,       March 31,       June 30,        Better       Better
                                       1996           1996            1995         (Worse)       (Worse)
                                   -------------   ------------   -------------   -----------   ----------
Interest Income                    $      40,797   $     40,093   $      47,972           1.8        (15.0)
Interest Expense                          21,484         20,627          22,820          (4.2)         5.9
                                   -------------   ------------   -------------   -----------   ----------
     Net Interest Income                  19,313         19,466          25,152          (0.8)       (23.2)
Provision for Credit Losses                  250            250             400        -              37.5
                                   -------------   ------------   -------------   -----------   ----------
     Net Interest Revenue          $      19,063   $     19,216   $      24,752          (0.8)       (23.0)
                                   =============   ============   =============   ===========   ==========

                                                                                     June         June
                                                                                      vs.          vs.
                                             Six Month Periods Ended              March (*)       June
                                   --------------------------------------------       %             %
(In Thousands)                       June 30,       March 31,       June 30,        Better       Better
                                       1996         1996 (*)          1995         (Worse)       (Worse)
                                   -------------   ------------   -------------   -----------   ----------
Interest Income                    $      80,890   $     78,601   $      98,837           2.9        (18.2)
Interest Expense                          42,111         41,428          45,017          (1.6)         6.5
                                   -------------   ------------   -------------   -----------   ----------
     Net Interest Income                  38,779         37,173          53,820           4.3        (27.9)
Provision for Credit Losses                  500            650             800          23.1         37.5
                                   -------------   ------------   -------------   -----------   ----------
     Net Interest Revenue          $      38,279   $     36,523   $      53,020           4.8        (27.8)
                                   =============   ============   =============   ===========   ==========

(*) Includes activity from October 1, 1995 to March 31, 1996.

         Net interest revenue for the three and six month periods ended June 30, 1996 has been significantly impacted by the following events. In anticipation of the Disposition and Merger, the Corporation reduced the overall size of the balance sheet, (the average volume of interest earning assets for the six month period ended June 30, 1996 was $513 million lower than the corresponding 1995 period) and shortened the maturity structure of the securities portfolio. In addition, the six month period ended June 30, 1995 included approximately $710 million of average investable balances generated by the Processing Business. Investable balances are defined as total average non-interest bearing deposits less average cash items in the process of collection and average overdrafts.

OPERATING EXPENSES

                                                                                        June         June
                                                                                         vs.          vs.
                                                 Three Month Periods Ended              March        June
                                         ------------------------------------------       %           %
(In Thousands)                            June 30,       March, 31,      June 30,      Better       Better
                                            1996            1996           1995        (Worse)     (Worse)
                                         ------------   -------------   -----------   ----------   ---------
Salaries                                 $     23,017   $      21,903   $   35,186         (5.1)       34.6
Employee Benefits and
   Performance Compensation                    13,322          12,285       17,050         (8.4)       21.9
                                         ------------   -------------   -----------   ----------   ---------
Total Salaries and Benefits                    36,339          34,188       52,236         (6.3)       30.4
Net Occupancy                                   8,142           8,239       10,285          1.2        20.8
Other                                          17,973          18,449       24,889          2.6        27.8
Restructuring                                  -                 -           7,446          -           -
                                         ------------   -------------   -----------   ----------   ---------

Total Operating Expense                  $     62,454   $      60,876   $   94,856         (2.6)       34.2
                                         ============   =============   ===========   ==========   =========

                                                                                       June         June
                                                                                        vs.          vs.
                                                Six Month Periods Ended              March(*)       June
                                      --------------------------------------------       %            %
(In Thousands)                         June 30,       March, 31,       June 30,       Better       Better
                                         1996          1996 (*)          1995         (Worse)      (Worse)
                                      ------------   --------------   ------------   ----------   ----------
Salaries                              $     44,920   $       43,985   $     69,472        (2.1)        35.3
Employee Benefits and
   Performance Compensation                 25,607           24,927         37,409        (2.7)        31.5
                                      ------------   --------------   ------------   ----------   ----------
Total Salaries and Benefits                 70,527           68,912        106,881        (2.3)        34.0
Net Occupancy                               16,381           15,684         20,790        (4.4)        21.2
Other                                       36,422           34,162         47,910        (6.6)        24.0
Restructuring                               -               -                8,894         -           -
                                      ------------   --------------   ------------   ----------   ----------
Total Operating Expense               $    123,330   $      118,758   $    184,475        (3.8)        33.1
                                      ============   ==============   ============   ==========   ==========

(*) Includes activity from October 1, 1995 to March 31, 1996.

         Operating expenses amounted to $62.5 million in the second quarter of 1996, compared to $60.9 million in the first quarter of 1996 and $87.4 million (excluding $7.4 million of restructuring charges) in the second quarter of 1995.

         For the first half of 1996, operating expenses were $123.3 million, compared to $118.8 million in the six month period ended March 31, 1996 and $175.6 million (excluding $8.9 million of restructuring charges) in the first half of 1995. The Corporation's pre-tax margin was 21.4% for both the first and second quarters of 1996.

         The decrease in operating expenses from the second quarter and first half of 1995 to the second quarter and first half of 1996 reflects the impact of the Disposition and Merger.

INCOME TAXES

         The Corporation's effective tax rate for the second quarter and first half of 1996 was 42.0%, compared to an effective tax rate of 40.0% for the comparable periods of 1995. The lower 1995 effective tax rate is primarily due to the annualized impact of the restructuring charges incurred in connection with the Disposition and Merger.

CAPITAL AND LIQUIDITY

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 11.0% at June 30, 1996 and 13.1% at June 30, 1995. The ratio of Total Capital to period end risk-adjusted assets was 12.2% at June 30, 1996 and 14.3% at June 30, 1995. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 5.7% at June 30, 1996 and 6.8% at June 30, 1995.

         The Corporation's capital ratios have been negatively impacted in 1996 as a result of the change, effective April 1, 1995, in the Federal Reserve Board's (the "Federal Reserve") method of determining Tier 1 Capital. Specifically, the Federal Reserve Board regulations limit the amount of deferred tax assets that qualify for Tier 1 Capital to the lower of 10% of Tier 1 Capital or the Corporation's projected earnings for the next year. However, if the Corporation has the ability to recover deferred tax assets from income taxes paid in prior years, the amount of the "carry back" capability, as defined, qualifies as Tier 1 Capital. Because the Corporation is a new tax payer, as of September 1, 1995, its tax carry back capability is limited to earnings that have been generated since the Disposition and Merger. Accordingly, a substantial amount of its deferred tax assets are subject to the aforementioned limitations. As the Corporation generates taxable income, the impact of the Federal Reserve's regulation on deferred tax assets will be mitigated.

         The Corporation requires access to funds sufficient to pay dividends to common shareholders, interest and principal to debt holders and for other corporate purposes. The Corporation paid two quarterly dividends of $0.25 per share in the first half of 1996 and currently expects, subject to approval of the Board of Directors, to declare quarterly dividends of $0.25 per share for the remainder of 1996.

         At June 30, 1996, the Corporation's banking subsidiaries can declare, in the aggregate, dividends of approximately $21.1 million without prior regulatory approval. The Corporation has a $25.0 million unsecured revolving credit facility with a major financial institution maturing in 1998. At June 30, 1996, the outstanding balance under this facility was $17.0 million.

ASSET/LIABILITY MANAGEMENT

         The principal functions of asset and liability management are: to provide for adequate liquidity; to manage interest rate exposure by maintaining a prudent relationship between interest rate sensitive assets and liabilities; and, to structure the size and composition of the balance sheet in order to maximize net interest revenue, while complying with bank regulatory agency capital standards.

         Although the balance sheet is significantly smaller subsequent to the Disposition and Merger, the Corporation's asset mix is still principally liquid and low-risk. Approximately 35% of average total assets consist of cash and due from banks, short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government Treasury securities.

         The loan portfolio is the largest component of average total assets. Average loans for the second quarter and first half of 1996 were $1.48 billion and $1.43 billion, respectively compared to $1.34 billion and $1.35 billion for the second quarter and first half of 1995, respectively. See the "Asset Quality" section of Management's Discussion and Analysis for a further discussion of the Corporation's loan portfolio.

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

         The following table provides the components of the Corporation's interest rate sensitivity gaps at June 30, 1996. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates. As of June 30, 1996, the Corporation had more liabilities repricing or maturing than assets (liability sensitive). In general, when an enterprise is liability sensitive, its net interest revenue will improve in a declining interest rate environment and will decline in a rising interest rate environment.

                                               0 - 3         4 - 6       7 - 12        1 - 5         Over
(In Thousands)                                 Months        Months      Months        Years       5 Years        Total
                                            -------------  -----------  ----------   -----------  -----------  -------------
INTEREST EARNING ASSETS:

Interest Earning Securities                 $     360,488  $    97,003  $  104,127   $   272,466  $    83,846  $     917,930
Loans, Net of Allowance
   for Credit Losses                              635,328       39,451      76,366       462,474      345,617      1,559,236
                                            -------------  -----------  ----------   -----------  -----------  -------------
Total Interest Earning Assets                     995,816      136,454     180,493       734,940      429,463      2,477,166
                                            -------------  -----------  ----------   -----------  -----------  -------------
INTEREST BEARING LIABILITIES:
Interest Bearing Deposits                      (1,571,247)     (24,196)    (47,537)      (65,384)       -         (1,708,364)
Short-Term Credit Facilities                     (178,759)        -            -            -           -           (178,759)
Long-Term Debt                                    -               -            -         (24,468)      (2,000)       (26,468)
                                            -------------  -----------  ----------   -----------  -----------  -------------
Total Interest Bearing Liabilities             (1,750,006)     (24,196)    (47,537)      (89,852)      (2,000)    (1,913,591)
                                            -------------  -----------  ----------   -----------  -----------  -------------
Asset/(Liability) Sensitivity Gap                (754,190)     112,258     132,956       645,088      427,463        563,575
Interest Rate Swaps                               585,250 *       (750)    (31,500)     (353,000)    (200,000)         -
                                            -------------  -----------  ----------   -----------  -----------  -------------
Interest Rate Sensitivity Gap                    (168,940)     111,508     101,456       292,088      227,463        563,575
Net Non-Interest Earning Assets/(Non-
  Interest Bearing Liabilities) and Equity       (138,789)       -            -         (217,125)    (207,661)      (563,575)
                                            -------------  -----------  ----------   -----------  -----------  -------------
Maturity/Repricing Gap                           (307,729)     111,508     101,456        74,963       19,802          -
                                            -------------  -----------  ----------   -----------  -----------  -------------
Cumulative Gap                              $    (307,729) $  (196,221) $  (94,765)  $   (19,802) $     -      $       -
                                            =============  ===========  ==========   ===========  ===========  =============

* Includes $586.0 million of total outstanding notional principal net of maturing and amortizing Swaps.

         In managing its interest rate sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed or variable rate residential real estate mortgage loans and fixed or variable rate mortgage backed securities.

         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("Swaps") as hedges. Swaps are used primarily to hedge the long-term fixed interest rate exposure from residential real estate mortgage loans. The following table provides details, as of June 30, 1996, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps. The Corporation's use of Swaps as an asset/liability management tool has increased since a greater proportion of the Corporation's fixed rate interest earning assets will be funded with short-term interest bearing liabilities. Prior to the Disposition and Merger, the Processing Business' non-interest bearing deposits had provided a long-term funding source.

                                                        Maturing
                                  -----------------------------------------------------
                                     Within 1            1 to 5           Over 5
(Dollars In Thousands)                 Year               Years            Years          Total
                                  ---------------      -----------      ------------    -----------
Fixed Pay Swaps                   $        33,000      $   353,000      $    200,000    $   586,000
Average Rate Paid                          6.9340 %         6.7258 %          6.3581 %       6.6120 %
Average Rate Received (1)                  5.5313 %         5.5279 %          5.5216 %       5.5259 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters and six month periods ended June 30, 1996 and 1995, are detailed in the following table.

                                                 Three Month Periods Ended                   Six Month Periods Ended
                                           ---------------------------------------     -------------------------------------
(Dollars In Thousands)                      June 30,       March 31,     June 30,       June 30,     March 31,     June 30,
                                              1996           1996         1995            1996       1996 (*)        1995
                                          ------------   ------------- -----------    -----------  ------------  -----------
Net Interest Revenue:
   As Reported                            $     19,063   $      19,216 $    24,752    $    38,279  $     36,523  $    53,020
   Excluding Hedging Activities           $     20,505   $      20,243 $    25,306    $    40,748  $     38,422  $    53,869

Net Yield on Interest Earning Assets:
   As Reported                                   3.39%           3.48%       3.82%          3.44%         3.27%        3.91%
   Excluding Hedging Activities                  3.65%           3.67%       3.91%          3.66%         3.44%        3.99%

(*) Includes activity from October 1, 1995 to March 31, 1996.

         The difference between results "As Reported" and "Excluding Hedging Activities" in each year reflects the cost of utilizing swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $6,840,000 and $4,868,000 of interest bearing deposits with banks and $911,090,000 and $760,032,000 of securities available for sale at June 30, 1996 and December 31, 1995, respectively.

         During the first half of 1996, the Corporation purchased approximately $764.5 million (principally U.S. Government agency and Treasury securities) and sold approximately $119.3 million of U.S. Treasury securities) of securities classified as available for sale.

         Approximately 76% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is primarily comprised of securities of government sponsored enterprises, variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are primarily collateralized by GNMAs.

         The amortized cost of interest earning securities exceeded their market value by $3.6 million at June 30, 1996, and by $8.9 million at June 30, 1995.

ASSET QUALITY

         The Corporation's loan portfolio is primarily comprised of credit extensions to private banking customers. Average loans remained relatively stable with a moderate increase from $1.35 billion in the first half of 1995 to $1.43 billion in the first half of 1996. Residential real estate mortgages comprised approximately 70% of total loans at June 30, 1996.

         An analysis of the allowance for credit losses follows:

                                            Three Month Periods               Six Month Periods
                                               Ended June 30,                  Ended June 30,
                                         ---------------------------      --------------------------
(In Thousands)                              1996           1995             1996            1995
                                         -----------    ------------      ---------      -----------
Balance, Beginning of Period             $    16,160    $     15,491      $  16,086      $    14,699

Provision for Credit Losses                      250             400            500              800

Recoveries                                        67           1,461            275            2,128
Charge-offs                                     (275)         (1,481)          (659)          (1,756)
                                         -----------    ------------      ---------      -----------
Net (Charge-Offs) Recoveries                    (208)            (20)          (384)             372
                                         -----------    ------------      ---------      -----------
Balance, End of Period                   $    16,202    $     15,871      $  16,202      $    15,871
                                         ===========    ============      =========      ===========

         The provision for credit losses is based upon management's judgment of the appropriate level of the allowance for credit losses when related to the risk of loss inherent in the loan portfolio. In assessing adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan charge-offs were six basis points for the second quarter of 1996, compared to annualized net loan charge-offs of one basis point for the second quarter of 1995. For the first half of 1996, annualized net loan charge-offs as a percentage of average loans were five basis points, versus annualized net loan recoveries as a percentage of average loans of six basis points for the first half of 1995. The allowance for credit losses at June 30, 1996, was 1.09% of average loans for the quarter. This compares with 1.19% of average loans for the quarter ended June 30, 1995. The allowance for credit losses as a percentage of nonperforming loans was 133.10% at June 30, 1996, compared to 183.04% at June 30, 1995. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.29% at June 30, 1996, compared to 1.37% at June 30, 1995.

         Nonperforming assets, which include non-accrual loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                     June 30,     March 31,      December 31,     September 30,      June 30,
(In Millions)                          1996          1996            1995              1995            1995
                                    -----------  -------------  ---------------- -----------------  ------------
Non-accrual loans                   $      12.2  $        12.5  $           13.3 $             9.5  $        8.7
Other real estate owned                     7.0            9.2               9.6               9.5           9.8
                                    -----------  -------------  ---------------- -----------------  ------------
Total Nonperforming Assets          $      19.2  $        21.7  $           22.9 $            19.0  $       18.5
                                    ===========  =============  ================ =================  ============

         The increase in non-accrual loans from June 30, 1995 to June 30, 1996 is due primarily to the reclassification of one credit facility to non-accrual status. The decline in other real estate owned is due to periodic write-downs to net realizable value. Other real estate owned is net of a reserve for selling and disposition costs of $978,000 for the quarters September 30, 1995 through June 30, 1996. The reserve for selling and disposition costs was $478,000 at June 30, 1995.

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

                                               For the Three Month Periods Ended June 30,
                                    -------------------------------------------------------------
                                                  1996                            1995
                                    -----------------------------   -----------------------------
                                     Average                Average  Average                Average
                                     Balance     Interest    Rate    Balance     Interest    Rate
                                    ----------   -------     ----   ----------   -------     ----
ASSETS
Interest Earning Securities (1) (2) $  876,459   $12,975     5.95%  $1,369,743   $21,510     6.30%
Loans (3)                            1,492,522    28,539     7.69    1,351,856    27,277     8.09
                                    ----------   -------     ----   ----------   -------     ----
Total Interest Earning Assets        2,368,981    41,514     7.04    2,721,599    48,787     7.19
                                    ----------   -------     ----   ----------   -------     ----
Allowance for Credit Losses            (16,278)                        (15,904)
Cash and Due from Banks                 74,266                         242,316
Other Assets                           299,393                         471,533
                                    ----------                      ----------
Total Assets                        $2,726,362                      $3,419,544
                                    ==========                      ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing Deposits           $1,638,152    18,859     4.63   $1,454,421    18,755     5.17
Short-Term Credit Facilities           160,924     2,147     5.37      198,444     2,897     5.86
Long-Term Debt                          26,468       478     7.24       57,483     1,168     8.13
                                    ----------   -------     ----   ----------   -------     ----
Total Sources on Which
  Interest is Paid                   1,825,544    21,484     4.73    1,710,348    22,820     5.35
                                    ----------   -------     ----   ----------   -------     ----
Total Non-Interest Bearing
  Deposits                             477,534                       1,307,251
Other Liabilities                      223,528                         149,041
Stockholders' Equity (3)               199,756                         252,904
                                    ----------                      ----------
Total Liabilities and
  Stockholders' Equity              $2,726,362                      $3,419,544
                                    ==========                      ==========
Net Interest Revenue -
  Tax Equivalent Basis                            20,030                          25,967
Credit Loss Provision                               (250)                           (400)
Tax Equivalent Adjustment                           (717)                           (815)
                                                 -------                         -------
Net Interest Revenue                             $19,063                         $24,752
                                                 =======                         =======
Net Yield on Interest
  Earning Assets                                             3.39%                           3.82%
                                                             ====                            ====
Interest Spread                                              2.31%                           1.84%
                                                             ====                            ====




(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest revenue are related to securities.

(3) Loans and Stockholders' equity include the Loan to ESOP, which had an average balance of $10.5 million in 1996 and $13.4 million in 1995.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                  (UNAUDITED)

                                                     For the Six Month Periods Ended June 30,
                                      ------------------------------------------------------------------
                                                     1996                              1995
                                      -------------------------------   --------------------------------
                                        Average                 Average  Average                   Average
                                        Balance    Interest      Rate    Balance     Interest       Rate
                                      ----------   -------       ----   ----------   -------        ----
ASSETS
Interest Earning Securities (1) (2)   $  898,029   $26,238       5.88%  $1,493,772   $ 46,076       6.22%
Loans (3)                              1,442,853    55,987       7.80    1,363,368     54,575       8.07
                                      ----------   -------       ----   ----------   --------       ----
Total Interest Earning Assets          2,340,882    82,225       7.05    2,857,140    100,651       7.09
                                      ----------   -------       ----   ----------   --------       ----
Allowance for Credit Losses              (16,270)                          (15,566)
Cash and Due from Banks                   85,973                           259,802
Other Assets                             298,418                           458,462
                                      ----------                        ----------
Total Assets                          $2,709,003                        $3,559,838
                                      ==========                        ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest Bearing Deposits             $1,643,599    38,160       4.67   $1,447,379     36,117       5.03
Short-Term Credit Facilities             116,035     2,976       5.16      228,936      6,532       5.75
Long-Term Debt                            26,973       975       7.25       58,302      2,368       8.12
                                      ----------   -------       ----   ----------   --------       ----
Total Sources on Which
  Interest is Paid                     1,786,607    42,111       4.74    1,734,617     45,017       5.23
                                      ----------   -------       ----   ----------   --------       ----
Total Non-Interest Bearing
  Deposits                               492,162                         1,430,673
Other Liabilities                        231,962                           148,000
Stockholders' Equity (3)                 198,272                           246,548
                                      ----------                        ----------
Total Liabilities and
  Stockholders' Equity                $2,709,003                        $3,559,838
                                      ==========                        ==========
Net Interest Revenue -
  Tax Equivalent Basis                              40,114                             55,634
Credit Loss Provision                                 (500)                              (800)
Tax Equivalent Adjustment                           (1,335)                            (1,814)
                                                   -------                           --------
Net Interest Revenue                               $38,279                           $ 53,020
                                                   =======                           ========
Net Yield on Interest
  Earning Assets                                                 3.44%                              3.91%
                                                                 ====                               ====
Interest Spread                                                  2.31%                              1.86%
                                                                 ====                               ====

(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in an effective tax rate of 47%. The amounts of the tax equivalent adjustments to net interest revenue are related to securities.

(3) Loans and Stockholders' equity include the Loan to ESOP, which had an average balance of $11.0 million in 1996 and $13.9 million in 1995.

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

11-      - Statement re Computation of Net Income Per Share.

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

                                                         U. S. Trust Corporation
                                                         -----------------------
                                                                    (Registrant)

Date:  August 8, 1996                   By:              Richard E. Brinkmann
                                           -------------------------------------
                                                            Richard E. Brinkmann
                                                           Senior Vice President
                                                                 and Comptroller
                                                  (Principal Accounting Officer)

                                EXHIBITS INDEX




EXHIBIT NO.                                      DESCRIPTION

    11                                    STATEMENT RE COMPUTATION
                                          OF NET INCOME PER SHARE


    27                                    FINANCIAL DATA SCHEDULE