Form 10-Q
period 1996-09-30
U S TRUST CORP /NY
filed 1996-11-12
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For Quarterly Period Ended: SEPTEMBER 30, 1996

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

          ---------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

9,778,590 shares, Common Stock, $1 par value, as of October 31, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.

Title of Financial Statement                                             Page #
----------------------------                                             ------

Condensed Consolidated Statement of Income:

   For the Three Month Periods Ended September 30, 1996 and 1995            3


   For the Nine Month Periods Ended September 30, 1996 and 1995             4


Condensed Consolidated Statement of Condition as of September 30, 1996      5
   and December 31, 1995


Condensed Consolidated Statement of Changes in Stockholders' Equity         6
   for the Nine Month Periods Ended September 30, 1996 and 1995


Condensed Consolidated Statement of Cash Flows for the Nine Month           7
   Periods Ended September 30, 1996 and 1995


Notes to the Condensed Consolidated Financial Statements                    8


Condensed Consolidated Net Interest Revenue and Average Balances:

   For the Three Month Periods Ended September 30, 1996 and 1995           20


   For the Nine Month Periods Ended September 30, 1996 and 1995            21


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

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------
                                                                                 BETTER (WORSE)
                                                                            ----------------------
                                            1996            1995               $               %
                                         ------------   ------------     ------------      -------

Fee Revenue
     Core                               $  62,234       $  55,301        $   6,933           12.5%
     Processing                              --            16,627          (16,627)            --
                                        ---------       ---------        ---------          -----

                                           62,234          71,928           (9,694)         (13.5)
Net Interest Revenue                       19,412          26,549           (7,137)         (26.9)
Other Income                                 --               601             (601)            --
Securities Gains, Net                           4           4,002           (3,998)            --
                                        ---------       ---------        ---------          -----

TOTAL REVENUE                              81,650         103,080          (21,430)         (20.8)
                                        ---------       ---------        ---------          -----

OPERATING EXPENSES

Salaries                                   23,710          31,662            7,952           25.1
Employee Benefits and Performance
     Compensation                          14,817          17,914            3,097           17.3
                                        ---------       ---------        ---------          -----

Total Salaries and Benefits                38,527          49,576           11,049           22.3
Net Occupancy                               8,926          10,013            1,087           10.9
Other                                      16,888          29,579           12,691           42.9
Restructuring                                --           146,695          146,695            --
                                        ---------       ---------        ---------          -----

TOTAL OPERATING EXPENSES                   64,341         235,863          171,522           72.7
                                        ---------       ---------        ---------          -----

Income (Loss) Before Income Taxes          17,309        (132,783)         150,092            --
Income Taxes                                7,097         (59,121)         (66,218)           --
                                        ---------       ---------        ---------          -----

NET INCOME (LOSS)                       $  10,212       $ (73,662)       $  83,874           --  %
                                        =========       =========        =========          =====

NET INCOME (LOSS) PER SHARE             $    0.97       $   (7.60)       $    8.57           --  %
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

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------
                                                                              BETTER (WORSE)
                                                                         --------------------------
                                          1996              1995               $               %
                                       ------------     ------------     ------------      --------
  Fee Revenue
     Core                               $ 180,615       $ 158,686         $ 21,929            13.8%
     Processing                                --          66,153          (66,153)            --
                                        ---------       ---------         --------           -----
                                          180,615         224,839          (44,224)          (19.7)
Net Interest Revenue                       57,691          79,569          (21,878)          (27.5)
Other Income                                   --           2,284           (2,284)            --
Securities Gains, Net                         210           4,188           (3,978)            --
                                        ---------       ---------         --------           -----

TOTAL REVENUE                             238,516         310,880          (72,364)          (23.3)
                                        ---------       ---------         --------           -----

OPERATING EXPENSES

Salaries                                   68,630         101,134           32,504            32.1
Employee Benefits and Performance
     Compensation                          40,424          55,323           14,899            26.9
                                        ---------       ---------         --------           -----

Total Salaries and Benefits               109,054         156,457           47,403            30.3
Net Occupancy                              25,307          30,803            5,496            17.8
Other                                      53,310          77,489           24,179            31.2
Restructuring                                  --         155,589          155,589             --
                                        ---------       ---------         --------           -----

TOTAL OPERATING EXPENSES                  187,671         420,338          232,667            55.4
                                        ---------        ---------        --------           -----

Income (Loss) Before Income Taxes          50,845        (109,458)         160,303             --
Income Taxes                               21,182         (49,791)         (70,973)            --
                                        ---------       ---------         --------           -----

NET INCOME (LOSS)                       $  29,663       $ (59,667)        $ 89,330              -- %
                                        =========        =========        ========           =====

NET INCOME (LOSS) PER SHARE             $    2.82       $   (6.21)        $   9.03              -- %
                                        =========        =========        ========           =====



   The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                           1996                 1995
                                                       -------------      ---------------
ASSETS
Cash and Due from Banks                                $    41,247        $    96,785
Interest Earning Securities                              1,151,649            764,900

Loans                                                    1,660,691          1,459,695
Less:  Allowance for Credit Losses                          16,498             16,086
                                                       -----------        -----------

Net Loans                                                1,644,193          1,443,609

Other Assets                                               280,819            267,925
                                                       -----------        -----------

Total Assets                                           $ 3,117,908        $ 2,573,219
                                                       ===========        ===========

LIABILITIES
Deposits:
     Non-Interest Bearing                              $   497,431        $   489,827
     Interest Bearing                                    1,780,955          1,503,430
                                                       -----------        -----------

Total Deposits                                           2,278,386          1,993,257

Short-Term Credit Facilities                               376,119            134,815
Accounts Payable and Accrued Liabilities                   231,717            233,870
Long-Term Debt                                              26,468             29,434
                                                       -----------        -----------

Total Liabilities                                        2,912,690          2,391,376
                                                       -----------        -----------

STOCKHOLDERS' EQUITY

Common Stock, $1.00 Par Value; 40,000,000 Shares
     Authorized; 9,778,590 Shares Issued in 1996
     and 9,739,144 Shares Issued in 1995                     9,779              9,739
Capital Surplus                                              1,172                125
Retained Earnings                                          206,220            183,804
Loan to ESOP                                               (10,468)           (13,434)
Unrealized Gain (Loss), Net of Taxes, on
     Securities Available for Sale                          (1,485)             1,609
                                                       -----------        -----------

Total Stockholders' Equity                                 205,218            181,843
                                                       -----------        -----------

Total Liabilities and Stockholders' Equity             $ 3,117,908        $ 2,573,219
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

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTH PERIODS
                                                                                     ENDED SEPTEMBER 30,
                                                                               ---------------------------
                                                                                 1996              1995
                                                                               ---------         ---------
COMMON STOCK

Balance, January 1                                                             $   9,739        $  11,581
Issuance of Shares Under Employee Benefit Plans                                       40              298
Retirement of Treasury Stock                                                          --           (2,140)
                                                                               ---------        ---------

Balance, September 30                                                          $   9,779        $   9,739
                                                                               =========        =========

CAPITAL SURPLUS

Balance, January 1                                                             $     125        $  72,605
Employee Benefit Plans                                                             1,047           11,776
Retirement of Treasury Stock                                                          --          (84,256)
                                                                               ---------        ---------

Balance, September 30                                                          $   1,172        $     125
                                                                               =========        =========

RETAINED EARNINGS

Balance, January 1                                                             $ 183,804        $ 244,639
Net Income (Loss)                                                                 29,663          (59,667)
Dividends Declared ($0.75 Per Share in 1996 and $0.50 Per Share in 1995)          (7,334)          (4,850)
Tax Benefit on Stock Based Awards                                                     87            2,671
Retirement of Treasury Stock                                                          --             (891)
                                                                               ---------        ---------

Balance, September 30                                                          $ 206,220        $ 181,902
                                                                               =========        =========

TREASURY STOCK

Balance, January 1                                                             $      --        $ (86,139)
Issuance (Tender) of Shares Under Employee Benefit Plans                              --           (1,148)
Retirement of Treasury Stock                                                          --           87,287
                                                                               ---------        ---------

Balance, September 30                                                          $      --        $      --
                                                                               =========        =========

LOAN TO ESOP

Balance, January 1                                                             $ (13,434)       $ (16,171)
Principal Payment by ESOP                                                          2,966            2,737
                                                                               ---------        ---------

Balance, September 30                                                          $ (10,468)       $ (13,434)
                                                                               =========        =========

UNREALIZED GAIN (LOSS), NET OF TAXES, ON
     SECURITIES AVAILABLE FOR SALE

Balance, January 1                                                             $   1,609        $  (3,192)
Net Change in Fair Value, After Taxes                                             (3,094)           4,141
                                                                               ---------        ---------

Balance, September 30                                                          $  (1,485)       $     949
                                                                               =========        =========

TOTAL STOCKHOLDERS' EQUITY                                                     $ 205,218        $ 179,281
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

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       FOR NINE MONTH PERIODS
                                                                                         ENDED SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                        1996                 1995
                                                                                     -----------        -----------
Net Cash Provided by Operating Activities                                            $    37,426        $    25,566
                                                                                     -----------        -----------

Cash Flows From Investing Activities:
Interest Earning Securities:

     Purchases                                                                        (1,189,612)        (1,913,773)
     Sales                                                                               124,026          1,017,786
     Maturities, Calls and Mandatory Redemptions                                         674,695          1,275,011
Net Change in Loans                                                                     (201,050)           233,895
Other, Net                                                                               (18,253)            18,844
                                                                                     -----------        -----------

Net Cash Provided by (Used in) Investing Activities                                     (610,194)           631,763
                                                                                     -----------        -----------

Cash Flows From Financing Activities:

Net Change in Non-Interest Bearing Deposits                                                7,604           (599,960)
Net Change in Interest Bearing Deposits                                                  277,525            108,736
Net Change in Short-Term Credit Facilities                                               241,304           (137,167)
Repayments of Long-Term Debt, Net                                                         (2,966)           (41,490)
Other, Net                                                                                (6,237)               542
                                                                                     -----------        -----------

Net Cash Provided by (Used in) Financing Activities                                      517,230           (669,339)
                                                                                     -----------        -----------

Net Change in Cash and Cash Equivalents                                                  (55,538)           (12,010)
Cash and Cash Equivalents at January 1                                                    96,785            164,610
                                                                                     -----------        -----------

Cash and Cash Equivalents at September 30                                            $    41,247        $   152,600
                                                                                     ===========        ===========

___________________________________________________________________________________________________________________


Income Taxes Paid                                                                    $    15,992        $     3,596
Interest Expense Paid                                                                     67,058             69,817

The Disposition and Merger had the impact of removing the following assets and liabilities from the Corporation's 1995 statement of condition:

         Interest Earning Securities                                                 $ 1,153,966
         Other Assets                                                                     64,837
                                                                                     -----------

                                                                                     $ 1,218,803
                                                                                     ===========

         Deposits                                                                    $ 1,143,970
         Accounts Payable and Accrued Liabilities                                         32,869
         Long-Term Debt                                                                   41,964
                                                                                     -----------

                                                                                     $ 1,218,803
                                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       DISPOSITION AND MERGER TRANSACTION

         On November 18, 1994, the former U.S. Trust Corporation ("UST") and The Chase Manhattan Corporation ("Chase") entered into an agreement under which Chase acquired UST's institutional custody, mutual funds servicing and unit trust businesses (the "Processing Business") and certain back office operations (collectively, the "Chase Acquired Business") for $363.5 million in Chase common stock. The transaction with Chase was consummated through two almost simultaneous steps. On September 1, 1995, UST distributed to its shareholders shares of common stock of a newly-formed entity which assumed the name U.S. Trust Corporation (the "Corporation" or "Parent") on a share-for-share basis (the "Disposition"). The Corporation and its subsidiaries included the assets and operations of UST's asset management, private banking, special fiduciary and corporate trust businesses (the "Core Businesses"). On September 2, 1995, UST, which consisted of the assets and liabilities of the Chase Acquired Business, merged into Chase (the "Merger") and UST shareholders received 0.68 shares of Chase common stock for each share of UST.

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

2.       NET INTEREST REVENUE

         Net Interest Revenue for financial reporting purposes consists of interest income less interest expense and the provision for credit losses. The following is a detailed analysis of the composition of net interest revenue:

                                      Three Month Periods               Nine Month Periods
                                      Ended September 30,              Ended September 30,
                                  ----------------------------      --------------------------
(In Thousands)                          1996           1995               1996         1995
                                  -------------   ------------      -------------  -----------
Interest Income:

   Loans                              $ 30,233       $ 27,261       $ 86,220       $ 81,836
   Securities:
     Taxable                            13,586          9,207         32,275         36,031

     Tax Exempt                            847            962          2,313          3,174

   Short-Term Investments                  158         13,210          3,760         27,184


   Deposits with Banks                     286            830          1,432          2,082
                                      --------       --------       --------       --------

Total Interest Income                   45,110         51,470        126,000        150,307
                                      --------       --------       --------       --------
Interest Expense:

   Deposits                             21,089         20,610         59,249         56,727

   Short-Term Credit Facilities          3,878          3,003          6,854          9,535

   Long-Term Debt                          481            908          1,456          3,276
                                      --------       --------       --------       --------

Total Interest Expense                  25,448         24,521         67,559         69,538
                                      --------       --------       --------       --------

Net Interest Income                     19,662         26,949         58,441         80,769

   Provision for Credit Losses             250            400            750          1,200
                                      --------       --------       --------       --------

Net Interest Revenue                  $ 19,412       $ 26,549       $ 57,691       $ 79,569
                                      ========       ========       ========       ========

                             U.S. TRUST CORPORATION

3.       DIVIDENDS DECLARED

         On July 23, 1996, the Board of Directors of the Corporation (the "Board") declared a quarterly dividend of $0.25 per share payable on October 25, 1996, to shareholders of record as of the close of business on October 10, 1996. On October 22, 1996, the Board declared a quarterly dividend of $0.25 per share payable January 24, 1997, to shareholders of record as of the close of business on January 10, 1997.

4.       PLEDGED ASSETS

         Financial instruments carried at $114,040,000 on September 30, 1996 and $66,258,000 on December 31, 1995 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

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

6.       RECLASSIFICATIONS

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

         Generally Accepted Accounting Principles and the financial reporting guidance promulgated by the Securities and Exchange Commission consider the Corporation as the continuing reporting entity. That is, the financial statements of the Corporation presented herein include the Processing Business results up to September 2, 1995. As a result, the comparability of the Corporation's financial results for 1995 to the current financial and operating structure of the Corporation is limited. Accordingly, the following discussion and analysis where relevant compares the 1996 third quarter operating results with the second quarter of 1996. In addition, where appropriate, relevant information pertaining to the Processing Business is provided for the third quarter and first eight months of 1995.

FINANCIAL PERFORMANCE OBJECTIVES

         The quarterly period ended September 30, 1996 marks the fourth consecutive quarter of the Corporation as a focused investment management firm with fiduciary and private banking powers. The financial performance of the Corporation through September 30, 1996 has, in management's opinion, confirmed its decision to focus on the Core Businesses with their superior long-term growth opportunities. This performance, along with the continuing strategic assessment of the enterprise, has led management to conclude that its Financial Performance Objectives should be increased from the levels previously set forth to more clearly reflect management's present long-term expectations.

         The Financial Performance Objectives are not quarterly targets; rather, they represent management's current assessment of the long-term capabilities of the Corporation in the present environment. Interim period results may exceed or fall short of meeting some or all of these Financial Performance Objectives. Such results may not necessarily be indicative that a change should be made in the Corporation's long-term Financial Performance Objectives, but more likely would be indicative of specific transactions or events that occurred within a given period. However, facts and circumstances, including changes in banking regulations, may occur and require the Corporation to adjust its long-term Financial Performance Objectives.

Total Revenues

         The growth rate in total revenues is generally expected to increase between 8% to 12% per year. Management now believes that total revenues should continue to grow at the upper end of this range over the foreseeable future.

         There are several factors that either will contribute to or impede the Corporation from meeting and maintaining this Financial Performance Objective. Fee revenue growth will be enhanced through direct sales effort, additions to existing customer relationships, expansion and further penetration in selected geographic markets, targeted acquisitions and market appreciation. Fee revenue growth will be adversely affected by distributions of funds from client accounts, lost business relationships and market depreciation. Changes in personal, capital gains or estate tax laws, regulations and other external factors will also affect the rate of fee revenue growth. The level of net interest revenue is dependent upon several factors, including, loan demand, credit quality, regulatory capital requirements, income tax policies and the Federal Reserve Board's interest rate setting policies.

Pre-Tax Margin

         The Corporation's pre-tax margin over the past four quarters was 21.4%. The Corporation had set an objective to improve its pre-tax margin to 25% over the next several years. Management now believes that a more appropriate objective is to meet and exceed a 25% pre-tax margin during this period. Further, management anticipates that achieving this objective will constrain neither its internal expansion program nor its selective acquisitions of investment management companies in strategic geographic locations. The Corporation's ability to achieve this objective will be based upon several factors, including the growth rate of total revenues and continued control over recurring operating expenses.

Earnings Per Share

         Management concludes that the operating leverage resulting from meeting its revenue and pre-tax margin objectives will enable it to increase its objective for earnings per share growth to a range of 15% to 20% annually from its previously stated target of 10% to 15%. Other factors, including statutory changes in federal, state and local income tax rates, common stock repurchases, and the dilutive effect of stock options due to changes in the price of the Corporation's common stock will affect this Financial Performance Objective.

Return on Stockholders' Equity

         The Corporation's Return on Stockholders' Equity ("ROE") was 20.7% for the twelve month period ended September 30, 1996. Management originally had established an ROE objective of between 18% and 22%. Management now believes that the annualized ROE objective should be to reach and exceed 25% over the next several years.

Dividend Pay Out Ratio

         The Corporation's dividend pay out ratio is anticipated to continue to range between 25% and 35% of annual net income. Retained capital will be available for acquisitions, business expansion, stock buy back programs and other management initiatives.

RESULTS OF OPERATIONS

         Net income for the third quarter ended September 30, 1996 was $10.2 million, or $0.97 per share. For the third quarter of 1995, the Corporation reported a net loss of $73.7 million, or $7.60 per share. For the second quarter of 1996, the Corporation earned $9.9 million, or $0.94 per share. The Corporation's return on average stockholders' equity was 20.6% for the third quarter of 1996, compared to 20.9% for the second quarter of 1996.

         For the first nine months of 1996, the Corporation earned $29.7 million, or $2.82 per share, compared to a net loss of $59.7 million, or $6.21 per share for the nine month period ended September 30, 1995. The Corporation's return on average stockholders' equity was 20.8% for the nine month period ended September 30, 1996.

FEE REVENUE

                                                                                         Sept. vs.       Sept. vs.
                                               Three Month Periods Ended                   June            Sept.
                                      ---------------------------------------------          %               %
                                          Sept. 30,       June 30,       Sept. 30,        Better          Better
(In Thousands)                                 1996           1996            1995       (Worse)         (Worse)
                                      -------------  -------------  --------------    ------------   ------------

Investment Management                      $55,977       $54,135       $49,648             3.4             12.7
Corporate Trust                              6,257         6,247         5,653             0.2             10.7
                                           -------       -------       -------             ---             ----
Total Core Businesses                      $62,234        60,382        55,301             3.1             12.5

Processing Business                             --            --        16,627              --               --

                                           -------       -------       -------             ---             ----

Total Fee Revenue                          $62,234       $60,382       $71,928             3.1            (13.5)
                                           =======       =======       =======             ===             ====

Market Related Fees                        $48,211       $46,475       $41,459             3.7             16.3
Transaction Related Fees                    14,023        13,907        13,842             0.8              1.3
                                           -------       -------       -------             ---             ----
Total Core Businesses                      $62,234       $60,382       $55,301             3.1             12.5
                                           =======       =======       =======             ===             ====

                             Nine Month Periods Ended         %
                             --------------------------
                              Sept. 30,       Sept. 30,      Better
(In Thousands)                    1996            1995      (Worse)
                             ----------      ---------     ---------
Investment Management          $162,829       $141,484       15.1
Corporate Trust                  17,786         17,202        3.4
                               --------       --------      -----
Total Core Businesses           180,615        158,686       13.8
Processing Business                  --         66,153         --
                               --------       --------      -----

Total Fee Revenue              $180,615       $224,839      (19.7)
                               ========       ========      =====

Market Related Fees            $139,174       $116,773       19.2
Transaction Related Fees         41,441         41,913       (1.1)
                               --------       --------      -----
Total Core Businesses          $180,615       $158,686       13.8
                               ========       ========      =====


         Core Businesses' total fee revenue for the third quarter of 1996 increased approximately $6.9 million to $62.2 million from $55.3 million in the third quarter of 1995, and $1.9 million from $60.4 million in the second quarter of 1996. Market-related fee revenue increased by $6.8 million to $48.2 million from $41.5 million in the third quarter of 1995, and $1.7 million from $46.5 million in the second quarter of 1996.

         For the first nine months of 1996, Core Businesses' fee revenue increased approximately $21.9 million to $180.6 million from $158.7 million in the first nine months of 1995. Market-related fee revenue increased $22.4 million to $139.2 million from $116.8 million in the first nine months of 1995. The increase in fee revenue was attributable to a combination of net new business and net market appreciation.

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

                                                                                     Sept. vs.     Sept. vs.
                                                                                       June          Sept.
                                                                                       %            %
Assets Under Management and Administration    Sept. 30,    June 30,     Sept. 30,      Better       Better
(In Billions)                                     1996        1996          1995      (Worse)      (Worse)
                                              ----------  ----------   ---------    ------------   ----------

Assets Under Management:

  Investment Management                          $ 35.4       $ 35.5       $ 31.7       (0.3)      11.8
  Special Fiduciary                                14.7         14.8         12.6       (0.6)      16.4
                                                 ------       ------       ------       ----       ----

Total Assets Under Management                      50.1         50.3         44.3       (0.4)      13.1
                                                 ------       ------       ------       ----       ----
Assets Under Administration:

  Personal Custody and Other                       15.3         14.6         12.9        4.9       18.0
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value        205.1        199.7        183.0        2.7       12.1
                                                 ------       ------       ------       ----       ----

Total Assets Under Administration                 220.4        214.3        195.9        2.9       12.5
                                                 ------       ------       ------       ----       ----

Total Assets Under Management and
    Administration                               $270.5       $264.6       $240.2        2.3       12.6
                                                 ======       ======       ======       ====       ====


         Assets under management were negatively impacted by estate distributions during the third quarter of 1996 of approximately $900 million. Investment management assets would have increased approximately 2.3%, excluding the distributed assets from the 1996 second quarter balance. The following is the composition of assets under management:

                                                  Sept. 30,      June 30,         March 31,
                                                       1996          1996              1996
                                                ------------  ------------   ---------------
Equity                                                 51%           49%              49%
Fixed Income                                           36%           37%              37%
Short-Term and Other                                   13%           14%              14%
                                                      ---           ---              ---

                                                      100%          100%             100%
                                                      ===           ===              ===


         Approximately $4.7 billion of assets under management were invested in the Corporation's Excelsior Funds at September 30, 1996. At June 30, 1996 and March 31, 1996, total assets under management invested in the Excelsior Funds were $4.3 billion and $4.0 billion, respectively.

NET INTEREST REVENUE

                                                                           Sept.         Sept.
                                                                              vs.          vs.
                                      Three Month Periods Ended              June         Sept.
                             -----------------------------------------         %            %
(In Thousands)                  Sept. 30,      June 30,      Sept. 30,      Better       Better
                                     1996         1996           1995       (Worse)       (Worse)
                            -------------   -----------   -----------   -----------   ----------
Interest Income                   $45,110       $40,797       $51,470       10.6       (12.4)
Interest Expense                   25,448        21,484        24,521      (18.5)       (3.8)
                                  -------       -------       -------       ----        ----
     Net Interest Income           19,662        19,313        26,949        1.8       (27.0)
Provision for Credit Losses           250           250           400         --        37.5
                                  -------       -------       -------       ----        ----

     Net Interest Revenue         $19,412       $19,063       $26,549        1.8       (26.9)
                                  =======       =======       =======       ====        ====

                                    Nine Month Periods Ended
                                 -------------------------------   %
(In Thousands)                   Sept. 30,       Sept. 30,       Better
                                      1996           1995        (Worse)
                                 ---------       ---------    ----------
Interest Income                   $126,000       $150,307      (16.2)
Interest Expense                    67,559         69,538        2.8
                                  --------       --------       ----
     Net Interest Income            58,441         80,769      (27.6)
Provision for Credit Losses            750          1,200       37.5
                                  --------       --------       ----

     Net Interest Revenue         $ 57,691       $ 79,569      (27.5)
                                  ========       ========       ====


         Net interest revenue for the three and nine month periods ended September 30, 1996 was significantly impacted in comparison with the 1995 periods by the following events. In connection with the Disposition and Merger, the Corporation reduced the overall size of the balance sheet, (the average volume of interest earning assets for the nine month period ended September 30, 1996 was $472 million lower than the corresponding 1995 period) and shortened the maturity structure of the securities portfolio. In addition, the nine month period ended September 30, 1995 included eight months of non-interest bearing deposits generated by the Processing Business.

OPERATING EXPENSES

                                                                            Sept.         Sept.
                                                                             vs.           vs.
                                     Three Month Periods Ended              June          Sept.
                              -----------------------------------------       %            %
(In Thousands)                   Sept. 30,      June 30,      Sept. 30,     Better       Better
                                      1996          1996           1995     (Worse)      (Worse)
                              ------------    -----------    -----------   ----------   ----------
Salaries                          $ 23,710       $ 23,017       $ 31,662       (3.0)       25.1
Employee Benefits and
   Performance Compensation         14,817         13,322         17,914      (11.2)       17.3
                                  --------       --------       --------       ----        ----

Total Salaries and Benefits         38,527         36,339         49,576       (6.0)       22.3
Net Occupancy                        8,926          8,142         10,013       (9.6)       10.9
Other                               16,888         17,973         29,579        6.0        42.9
Restructuring                           --             --        146,695         --          --
                                  --------       --------       --------       ----        ----

Total Operating Expenses          $ 64,341       $ 62,454       $235,863       (3.0)       72.7
                                  ========       ========       ========       ====        ====

                                              Nine Month Periods Ended
                                         -----------------------------       %
(In Thousands)                              Sept. 30,       Sept. 30,      Better
                                                 1996             1995    (Worse)
                                         ------------     ------------  ---------

Salaries                                      $ 68,630       $101,134       32.1
Employee Benefits and
   Performance Compensation                     40,424         55,323       26.9
                                              --------       --------       ----

Total Salaries and Benefits                    109,054        156,457       30.3
Net Occupancy                                   25,307         30,803       17.8
Other                                           53,310         77,489       31.2
Restructuring                                       --        155,589         --
                                              --------       --------       ----

Total Operating Expenses                      $187,671       $420,338       55.4
                                              ========       ========       ====

         Operating expenses amounted to $64.3 million in the third quarter of 1996, compared to $62.5 million in the second quarter of 1996 and $89.2 million (excluding $146.7 million of restructuring charges) in the third quarter of 1995. The Corporation's pre-tax margin was 21.2% for the third quarter of 1996 and 21.4% for the second quarter of 1996.

         For the first nine months of 1996, operating expenses were $187.7 million, compared to $264.7 million (excluding $155.6 million of restructuring charges) in the first nine months of 1995. The Corporation's pre-tax margin for the nine month period ending September 30, 1996, was 21.3%.

         The increase in operating expenses for the third quarter of 1996, versus the second quarter of 1996, primarily relates to increased salaries and benefits and net occupancy expenses. The increase in salaries and benefits is principally due to increases in performance compensation based on the Corporation's operating results. The increase in net occupancy expense is attributable to rent escalations on certain leases and new offices in Boca Raton, Florida; Greenwich and West Hartford, Connecticut; and Garden City, Long Island.

         The decrease in total operating expenses from the third quarter and first nine months of 1995 to the third quarter and first nine months of 1996 reflects the impact of the Disposition and Merger.

         The Corporation employed 1,442 full time equivalent employees at September 30, 1996, compared to 1,412 at September 30, 1995, an increase of 2.1%. This increase is primarily due to the new offices listed above.

INCOME TAXES

         The effective tax rate for the 1996 third quarter was 41.0%, compared to a 42.0% effective tax rate for the 1996 second quarter and a tax benefit of 44.5% for the third quarter of 1995. The effective tax rate for the first nine months of 1996 was 41.7%, compared to a tax benefit of 45.5% for the first nine months of 1995.

         The decline in the effective tax rate for the third quarter of 1996 compared to the 1996 second quarter is due to lower state and local income taxes resulting from the geographic distribution of the Corporation's businesses.

CAPITAL AND LIQUIDITY

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 11.3% at September 30, 1996 and 9.5% at September 30, 1995. The ratio of Total Capital to period end risk-adjusted assets was 12.4% at September 30, 1996 and 10.7% at September 30, 1995. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 5.7% at September 30, 1996 and 5.0% at September 30, 1995.

         The Corporation requires access to funds sufficient to pay dividends to common shareholders, interest and principal to debt holders and for other corporate purposes. The Corporation paid three quarterly dividends of $0.25 per share in the first nine months of 1996.

         At September 30, 1996, the Corporation's banking subsidiaries can declare, in the aggregate, dividends of approximately $25.0 million without prior regulatory approval. In addition, the Corporation has a $40.0 million unsecured revolving credit facility which matures in 1999. At September 30, 1996, the outstanding balance under this facility was $12.0 million.

         Historically, UST maintained a common stock repurchase program to provide a supply of common stock for issuance under the Corporation's various stock-based benefit plans. Such common stock was acquired through systematic purchases in the open market. As a result of the Disposition and Merger, the repurchase program was interrupted. In July 1996, the Board of Directors of the Corporation authorized the continuation of the repurchase program allowing for the repurchase of up to 500,000 shares of common stock to be used solely to meet the Corporation's obligations under its stock-based benefit plans. As of September 30, 1996, no shares of the Corporation's common stock have been repurchased under the program.

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

         Although the balance sheet is significantly smaller subsequent to the Disposition and Merger, the Corporation's asset mix continues to be liquid and low-risk. Approximately 37% of average total assets consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government Treasury securities.

         The loan portfolio is the largest component of average total assets. Average loans for the third quarter and first nine months of 1996 were $1.57 billion and $1.48 billion, respectively, compared to $1.36 billion and $1.35 billion for the third quarter and first nine months of 1995, respectively. For the 1996 third quarter, average loans comprise approximately 53% of average assets. See the "Asset Quality" section of Management's Discussion and Analysis for a further discussion of the Corporation's loan portfolio.

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

         The following table provides the components of the Corporation's interest rate sensitivity gaps at September 30, 1996. To reflect anticipated payments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity or repricing dates. As of September 30, 1996, the Corporation's interest rate sensitivity gap was liability sensitive in the short term and asset sensitive over the long term. In general, when an enterprise is liability sensitive, its net interest revenue will improve in a declining interest rate environment and will decline in a rising interest rate environment.

                                         0 - 3           4 - 6          7 - 12           1 - 5          Over
(In Thousands)                           Months         Months          Months           Years        5 Years        Total
                                      -------------   -----------     -----------    -----------    -----------   ------------
INTEREST EARNING ASSETS:

Interest Earning Securities            $  438,949    $    154,138     $  110,244     $  348,312     $  100,006      $1,151,649
Loans, Net of Allowance
   for Credit Losses                      673,247          53,996        101,360        521,607        293,983       1,644,193
                                       ----------    ------------     ----------     ----------     ----------      ----------

Total Interest Earning Assets           1,112,196         208,134        211,604        869,919        393,989       2,795,842
                                       ----------    ------------     ----------     ----------     ----------      ----------

INTEREST BEARING LIABILITIES:

Interest Bearing Deposits              (1,741,988)         (3,554)        (3,821)       (31,592)            --      (1,780,955)
Short-Term Credit Facilities             (376,119)             --             --             --             --        (376,119)
Long-Term Debt                                 --              --             --        (25,468)        (1,000)        (26,468)
                                       ----------    ------------     ----------     ----------     ----------      ----------

Total Interest Bearing Liabilities     (2,118,107)         (3,554)        (3,821)       (57,060)        (1,000)     (2,183,542)
                                       ----------    ------------     ----------     ----------     ----------      ----------


Asset/(Liability) Sensitivity Gap      (1,005,911)        204,580        207,783        812,859        392,989         612,300
Interest Rate Swaps                       649,500 *       (20,750)       (11,500)      (417,250)       200,000              --
                                       ----------    ------------     ----------     ----------     ----------      ----------

Interest Rate Sensitivity Gap            (356,411)        183,830        196,283        395,609        192,989         612,300
Net Non-Interest Earning Assets,
  Non-Interest Bearing Liabilities and
  Stockholders' Equity                   (174,016)             --             --       (220,014)      (218,270)       (612,300)
                                       ----------    ------------     ----------     ----------     ----------      ----------

Maturity/Repricing) Gap                  (530,427)        183,830        196,283        175,595        (25,281)             --
                                       ----------    ------------     ----------     ----------     ----------      ----------

Cumulative Gap                         $ (530,427)   $   (346,597)    $ (150,314)    $   25,281     $       --      $       --
                                       ==========    ============     ==========     ==========     ==========      ==========

* Includes $650.3 million of total outstanding notional principal net of maturing and amortizing Swaps.

         In managing its interest rate sensitivity gaps, the Corporation takes into account the nature of its business operations. The Corporation invests in fixed rate U.S. Treasury securities, fixed or variable rate residential real estate mortgage loans and fixed or variable rate mortgage backed securities.

         As part of its overall asset and liability management process, the Corporation uses interest rate swaps ("Swaps") as hedges. Swaps are used primarily to mitigate the long-term fixed interest rate exposure from residential real estate mortgage loans. The following table provides details, as of September 30, 1996, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps. The Corporation's use of Swaps as an asset/liability management tool has increased since a greater proportion of the Corporation's fixed rate interest earning assets will be funded with short-term interest bearing liabilities. Prior to the Disposition and Merger, the Processing Business' non-interest bearing deposits had provided a long-term funding source.

                                                        Maturing
                                  --------------------------------------------------
                                     Within 1            1 to 5           Over 5
(Dollars In Thousands)                 Year              Years             Years           Total
                                  ---------------      -----------      ------------     ----------
Fixed Pay Swaps                 $   33,000            $    417,250         $200,000      $650,250
Average Rate Paid                   6.9340 %                6.7809 %         6.3581 %      6.6124 %
Average Rate Received (1)           5.6185 %                5.6065 %         5.5912 %      5.6024 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters and nine month periods ended September 30, 1996 and 1995, are detailed in the following table.

                                                   Three Month Periods Ended               Nine Month Periods Ended
                                             --------------------------------------     -------------------------------
(Dollars In Thousands)                       Sept. 30,      June 30,     Sept. 30,       Sept. 30,         Sept. 30,
                                               1996           1996         1995            1996              1995
                                            ------------   ------------  ----------    --------------    --------------
Net Interest Revenue:

   As Reported                                  $19,412        $19,063     $26,549           $57,691           $79,569

   Excluding Hedging Activities                 $21,074        $20,505     $27,371           $61,822           $81,240


Net Yield on Interest Earning Assets:

   As Reported                                     3.14%          3.39%       3.66%             3.33%             3.82%
   Excluding Hedging Activities                    3.39%          3.66%       3.78%             3.57%             3.93%


         The difference between results "As Reported" and "Excluding Hedging Activities" in each year reflects the cost of utilizing swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $47.9 million and $4.9 million of interest bearing deposits with banks and $1.06 billion and $760.0 million of securities available for sale at September 30, 1996 and December 31, 1995, respectively. Also included in interest earning securities at September 30, 1996 are $40.0 million of federal funds sold.

         During the first nine months of 1996, the Corporation purchased approximately $1.08 billion (principally U.S. Government agency and Federal agency) of securities classified as available for sale and sold approximately $123.8 million of U.S. Government and Federal agency securities classified as available for sale.

         Approximately 78% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations (average duration of 316 days), obligations of the Government National Mortgage Association ("GNMAs") (average duration of 4.3 years) and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is primarily comprised of securities of government sponsored enterprises, variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are primarily collateralized by GNMAs.

         The amortized cost of interest earning securities exceeded their market value by $2.4 million at September 30, 1996. The market value of interest earning securities exceeded their amortized cost by $1.8 million at September 30, 1995.

ASSET QUALITY

         The Corporation's loan portfolio is primarily comprised of credit extensions to private banking customers. Average loans increased 9.2% from $1.35 billion in the first nine months of 1995 to $1.48 billion in the first nine months of 1996. Residential real estate mortgages comprised over 70% of total loans at September 30, 1996.

         An analysis of the allowance for credit losses follows:

                                            Three Month Periods               Nine Month Periods
                                              Ended Sept. 30,                  Ended Sept. 30,
                                         ---------------------------      ---------------------------
(In Thousands)                                 1996            1995             1996            1995
                                         -----------    ------------      -----------    ------------
Balance, Beginning of Period                $16,202         $15,871          $16,086          $14,699
Provision for Credit Losses                     250             400              750            1,200
Recoveries                                      400             782              675            2,910
Charge-offs                                    (354)           (191)          (1,013)          (1,947)
                                            -------         -------          -------          -------
Net (Charge-Offs) Recoveries                     46             591             (338)             963
                                            -------         -------          -------          -------

Balance, End of Period                      $16,498         $16,862          $16,498          $16,862
                                            =======         =======          =======          =======


         The provision for credit losses is based upon management's judgment of the appropriate level of the allowance for credit losses when related to the risk of loss inherent in the loan portfolio. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were one basis point for the third quarter of 1996, compared to annualized net loan recoveries of seventeen basis points for the third quarter of 1995. For the first nine months of 1996, annualized net loan charge-offs as a percentage of average loans were three basis points, versus annualized net loan recoveries as a percentage of average loans of ten basis points for the first nine months of 1995. The allowance for credit losses at September 30, 1996, was 1.05% of average loans for the quarter. This compares with 1.24% of average loans for the quarter ended September 30, 1995.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                               Sept. 30,    June 30,     March 31,   December 31,   Sept. 30,
(In Millions)                      1996        1996          1996         1995        1995
                            -----------    --------      ---------    -----------  ----------

Non-accrual loans                $10.8       $12.2       $12.5        $13.3        $ 9.5
Real estate owned, net             7.0         7.0         9.2          9.6          9.5
                                 -----       -----       -----        -----        -----

Total Nonperforming Assets       $17.8       $19.2       $21.7        $22.9        $19.0
                                 =====       =====       =====        =====        =====


         The decline in other real estate owned in the second and third quarters of 1996 is due to periodic write-downs to fair value. Other real estate owned is net of a reserve for selling and disposition costs of $978,000.

         The allowance for credit losses as a percentage of nonperforming loans was 152.86% at September 30, 1996, compared to 178.32% at September 30, 1995. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 1.13% at September 30, 1996, compared to 1.39% at September 30, 1995.

ACCOUNTING STANDARDS NOT YET ADOPTED

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based compensation plans. FAS 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair value based method of accounting as defined in FAS 123. The Corporation intends to continue accounting for its employee stock compensation plans under its current method and will adopt the disclosure requirements of FAS 123 beginning with its 1996 Form 10-K.

                             U.S. TRUST CORPORATION
                CONDENDSED CONSOLIDATED NET INTEREST REVENUE AND
              AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND
                  AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)



                                                        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------------------------------
                                                      1996                                          1995
                                     ----------------------------------------     ---------------------------------------------
                                        AVERAGE                     AVERAGE          AVERAGE                          AVERAGE
                                        BALANCE        INTEREST       RATE           BALANCE        INTEREST            RATE
                                     --------------   -----------   ---------     --------------    ----------        ---------
ASSETS

Interest Earning Securities (1) (2)  $   1,031,516    $   15,703           6.06%   $   1,630,777     $  24,902            6.06%
Loans (3)                                1,578,075        30,233           7.62        1,372,939        27,261            7.88
                                     -------------    ----------      ---------    -------------     ---------            ----

Total Interest Earning Assets            2,609,591        45,936           7.02        3,003,716        52,163            6.90
                                     -------------    ----------      ---------    -------------     ---------            ----

Allowance for Credit Losses                (16,451)                                      (16,477)
Cash and Due from Banks                     64,539                                       289,747
Other Assets                               309,895                                       390,031
                                     -------------                                 -------------

Total Assets                         $   2,967,574                                 $   3,667,017
                                     =============                                 =============

LIABILITIES AND
     STOCKHOLDERS' EQUITY

Interest Bearing Deposits            $   1,742,267        21,089           4.82    $   1,580,794        20,610            5.17
Short-Term Credit Facilities               286,774         3,878           5.38          203,707         3,003            5.85
Long-Term Debt                              26,468           481           7.24           44,324           908            8.19
                                     -------------    ----------        -------    -------------      --------         -------

Total Sources on Which
     Interest is Paid                    2,055,509        25,448           4.93        1,828,825        24,521            5.32
                                     -------------    ----------        -------    -------------      --------         -------

Total Non-Interest Bearing
     Deposits                              465,927                                     1,419,293
Other Liabilities                          238,878                                       172,945
Stockholders' Equity (3)                   207,260                                       245,954
                                     -------------                                 -------------

Total Liabilities and
     Stockholders' Equity            $   2,967,574                                 $   3,667,017
                                     =============                                 =============

Net Interest Revenue -

     Tax Equivalent Basis                                 20,488                                       27,642
Credit Loss Provision                                       (250)                                        (400)
Tax Equivalent Adjustment                                   (826)                                        (693)
                                                      ----------                                    ---------
Net Interest Revenue                                  $   19,412                                    $  26,549
                                                      ==========                                    =========

Net Yield on Interest
     Earning Assets                                                        3.14%                                         3.66%
                                                                        =======                                       =======

Interest Spread                                                            2.09%                                         1.58%
                                                                        =======                                       =======





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

 (3) Loans and Stockholders' equity have been increased to include the Loan to ESOP, which had an average balance of $10.5 million in 1996 and $13.4 million in 1995.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED NET INTEREST REVENUE AND
              AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND
                  AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)

                                                        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------------------------------
                                                      1996                                          1995
                                     ------------------------------------------   ---------------------------------------------
                                        AVERAGE                         AVERAGE        AVERAGE                          AVERAGE
                                        BALANCE        INTEREST           RATE         BALANCE        INTEREST            RATE
                                     --------------   -----------     ---------   --------------    ----------        ---------
ASSETS

Interest Earning Securities (1) (2)   $    942,849    $   41,941           5.94%   $   1,539,941     $  70,978            6.16%
Loans (3)                                1,488,256        86,220           7.74        1,366,594        81,836            8.01
                                     -------------    ----------        -------    ------------     ----------          ------

Total Interest Earning Assets            2,431,105       128,161           7.04        2,906,535       152,814            7.02
                                     -------------    ----------        -------    -------------    ----------          ------

Allowance for Credit Losses                (16,331)                                      (15,873)
Cash and Due from Banks                     78,776                                       269,893
Other Assets                               302,272                                       435,408
                                     -------------                                 -------------

Total Assets                          $  2,795,822                                 $   3,595,963
                                     =============                                 =============

LIABILITIES AND
     STOCKHOLDERS' EQUITY

Interest Bearing Deposits             $  1,676,728        59,249           4.72    $   1,492,339        56,727            5.08
Short-Term Credit Facilities               173,364         6,854           5.28          220,434         9,535            5.78
Long-Term Debt                              26,803         1,456           7.25           53,591         3,276            8.15
                                     --------------   -----------       -------    -------------    ----------         -------

Total Sources on Which
     Interest is Paid                    1,876,895        67,559           4.81        1,766,364        69,538            5.26
                                     -------------    ----------        -------    -------------    ----------         -------

Total Non-Interest Bearing
     Deposits                              483,353                                     1,426,838
Other Liabilities                          234,284                                       156,406
Stockholders' Equity (3)                   201,290                                       246,355
                                     -------------                                 -------------

Total Liabilities and
     Stockholders' Equity            $   2,795,822                                 $   3,595,963
                                     =============                                 =============

Net Interest Revenue -
     Tax Equivalent Basis                                 60,602                                       83,276
Credit Loss Provision                                       (750)                                      (1,200)
Tax Equivalent Adjustment                                 (2,161)                                      (2,507)
                                                      ----------                                   ----------
Net Interest Revenue                                  $   57,691                                    $  79,569
                                                      ==========                                   ==========

Net Yield on Interest
     Earning Assets                                                        3.33%                                         3.82%
                                                                        =======                                       =======

Interest Spread                                                            2.23%                                         1.76%
                                                                        =======                                       =======





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

(3) Loans and Stockholders' equity have been increased to include the Loan to ESOP, which had an average balance of $10.8 million in 1996 and $13.7 million in 1995.

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

                                                   U. S. Trust Corporation
                                                   -----------------------------
                                                            (Registrant)

Date:  November 12, 1996                           By:      Richard E. Brinkmann
                                                      --------------------------
                                                            Richard E. Brinkmann
                                                                 Comptroller and
                                                          Chief Planning Officer
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

    11                     COMPUTATION OF NET INCOME PER SHARE
    27                     FINANCIAL DATA SCHEDULE