Form 10-K
period 1996-12-31
U S TRUST CORP /NY
filed 1997-03-11
CIK 936301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED          COMMISSION FILE NUMBER
                 DECEMBER 31, 1996                      0-20469

                            ------------------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                 13-3818952
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

 114 WEST 47TH STREET, NEW YORK, NEW YORK                   10036
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

                               Yes  X      No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                      $838,358,060 as of January 31, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    19,726,072 Common Shares, Par Value $1 Per Share, as of January 31, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997 are incorporated by reference into Part III.

                           10-K CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------

                                                                                       Page
                                                                                   -------------
PART I
Item 1      Business.............................................................      74-77,(a)
Item 2      Properties...........................................................         77,(a)
Item 3      Legal Proceedings....................................................         75,(a)
Item 4      Submissions of Matters to a Vote of Security Holders.................            (b)
PART II
Item 5      Market for Registrant's Common Equity and Related Stockholder
            Matters..............................................................         66,(a)
Item 6      Selected Financial Data..............................................         68,(a)
Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................      32-40,(a)
Item 8      Financial Statements and Supplementary Data..........................      41-67,(a)
Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................            (b)
PART III
Item 10     Directors and Executive Officers of the Registrant...................     77,(a),(c)
Item 11     Executive Compensation...............................................            (c)
Item 12     Security Ownership of Certain Beneficial Owners and Management.......            (c)
Item 13     Certain Relationships and Related Transactions.......................            (c)
PART IV
Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....        3-5,(d)
------------------------------------------------------------------------------------------------

(a) Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

(b) Nothing to report.

(c) Incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997.

(d) Reports on Form 8-K: Nothing to report. Other schedules are omitted because the required information either is not applicable or is not present in amounts sufficient to require submission of schedule.

                               INDEX OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
    2.1         Agreement and Plan of Merger dated as of November 18, 1994 (as amended, supplemented or otherwise modified from time to time) between The Chase
                Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Appendix A to Exhibit 99.1 ("Exhibit 99.1") to UST's Annual Report on
                Form 10-K (File No. 0-8709) for the fiscal year ended December 31, 1994.(1)(2)

    2.2         Form of Agreement and Plan of Distribution among UST, the former United States
                Trust Company of New York ("USTNY"), the Corporation and New U.S. Trust Company
                of New York (the "Trust Company"), filed as Appendix B to Exhibit 99.1.(1)(2)

    2.3         Form of Contribution and Assumption Agreement between USTNY and the Trust
                Company, filed as Appendix C to Exhibit 99.1.(1)(2)

    2.4         Form of Post Closing Covenants Agreement among Chase, UST, USTNY, the
                Corporation and the Trust Company, filed as Appendix D to Exhibit 99.1.(1)

    2.5         Tax Allocation Agreement dated as of September 1, 1995 among UST, the
                Corporation and Chase, filed as Exhibit 2.5 to the Corporation's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1995.(1)

    2.6         Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to Amendment No. 1, dated December 27, 1995 to the
                Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1995.(1)

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

                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
    10.8        U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the
                10-Q.(1)
    10.9        1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as
                amended and restated through July 1, 1996.
    10.10       Benefit Equalization Plan of the Corporation, as amended and restated effective as of September 1, 1995 filed as Exhibit 10.10 to the 10-Q.(1)
    10.11       Board Members' Retirement Plan of the Corporation, as amended and restated
                effective as of September 1, 1995, filed as Exhibit 10.11 to the 10-Q.(1)

--------------------------------------------------------------------------------

(1)Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                           Item
------------------------------------------------------------------------------------------------
    10.12       Board Members' Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1996.
    10.13       1990 Annual Incentive Plan of the Trust Company and Affiliated Companies as
                amended and restated effective as of September 1, 1995, filed as Exhibit 10.13 to the 10-Q.(1)
    10.14       Incentive Award Plan of the Trust Company and Affiliated Companies as amended and restated effective as of September 1, 1995, filed as Exhibit 10.14 to the
                10-Q.(1)
    10.15       1995 Annual Incentive Plan of the Trust Company and Affiliated Companies, as
                amended and restated effective January 1, 1996.
    10.16       1990 Change in Control and Severance Policy for Top Tier Officers of the Trust
                Company and Affiliated Companies as amended and restated effective as of October
                22, 1996.
    10.17       1990 Change in Control and Severance Policy for Officers and Employees of the
                Trust Company and Affiliated Companies as amended and restated effective as of
                October 22, 1996.
    10.18       Executive Deferred Compensation Plan of the Corporation, as amended and restated
                through November 1, 1996.
    10.19       Executive Incentive Plan of the Corporation, as adopted effective September 1,
                1995, filed as Exhibit 10.19 to the 10-Q.(1)
    10.20       1995 Stock Option Plan of the Corporation, as amended and restated effective
                November 1, 1996.
    10.21       Agreements re supplemental retirement benefits for Messrs. Schwarz, Maurer and
                Taylor, as amended and restated as of August 29, 1995, filed as Exhibit 10.21 to the 10-Q.(1)
    11          Statement re Computation of Net Income Per Share
    13          1996 Annual Report to Shareholders
    21          List of Subsidiaries
    23          Consent of Independent Accountants
    27          Financial Data Schedule

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

                                       U. S. TRUST CORPORATION
                                       (Registrant)

                                       By: /s/ RICHARD E. BRINKMANN
                                         ---------------------------------------
                                         Richard E. Brinkmann
                                         Comptroller and Chief
                                         Planning Officer
                                         Dated: March 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                    Title                     Date
------------------------------------------      --------------------------------  ---------------


/s/ H. MARSHALL SCHWARZ                              Chairman of the Board         March 11, 1997
------------------------------------------          and Director (Principal
    H. Marshall Schwarz                                Executive Officer)

/s/ JOHN L. KIRBY                                     Treasurer and Chief          March 11, 1997
------------------------------------------             Financial Officer
    John L. Kirby

/s/ RICHARD E. BRINKMANN                             Comptroller and Chief         March 11, 1997
------------------------------------------              Planning Officer
    Richard E. Brinkmann

/s/ ELEANOR BAUM                                            Director               March 11, 1997
------------------------------------------
    Eleanor Baum

/s/ SAMUEL C. BUTLER                                        Director               March 11, 1997
------------------------------------------
    Samuel C. Butler

/s/ PETER O. CRISP                                          Director               March 11, 1997
------------------------------------------
    Peter O. Crisp

/s/ PAUL W. DOUGLAS                                         Director               March 11, 1997
------------------------------------------
    Paul W. Douglas

/s/ ANTONIA M. GRUMBACH                                     Director               March 11, 1997
------------------------------------------
    Antonia M. Grumbach

/s/ FREDERIC C. HAMILTON                                    Director               March 11, 1997
------------------------------------------
    Frederic C. Hamilton

/s/ PETER L. MALKIN                                         Director               March 11, 1997
------------------------------------------
    Peter L. Malkin

                Signature                                    Title                     Date
------------------------------------------      --------------------------------  ---------------


/s/ JEFFREY S. MAURER                              President, Chief Operating      March 11, 1997
------------------------------------------            Officer and Director
    Jeffrey S. Maurer

/s/ PHILIPPE DE MONTEBELLO                                  Director               March 11, 1997
------------------------------------------
    Philippe de Montebello

/s/ DAVID A. OLSEN                                          Director               March 11, 1997
------------------------------------------
    David A. Olsen

/s/ PHILIP L. SMITH                                         Director               March 11, 1997
------------------------------------------
    Philip L. Smith

/s/ JOHN HOYT STOOKEY                                       Director               March 11, 1997
------------------------------------------
    John Hoyt Stookey

/s/ FREDERICK B. TAYLOR                               Vice Chairman of the         March 11, 1997
------------------------------------------          Board, Chief Investment
    Frederick B. Taylor                               Officer and Director

/s/ RICHARD F. TUCKER                                       Director               March 11, 1997
------------------------------------------
    Richard F. Tucker

/s/ CARROLL L. WAINWRIGHT, JR.                              Director               March 11, 1997
------------------------------------------
    Carroll L. Wainwright, Jr.

/s/ ROBERT N. WILSON                                        Director               March 11, 1997
------------------------------------------
    Robert N. Wilson

/s/ RUTH A. WOODEN                                          Director               March 11, 1997
------------------------------------------
    Ruth A. Wooden