Form 10-Q
period 1997-03-31
U S TRUST CORP /NY
filed 1997-05-08
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: MARCH 31, 1997

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

       19,559,127 shares, Common Stock, $1 par value, as of April 30, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                             Page #
----------------------------                                             ------


Condensed Consolidated Statement of Income For the Three
   Month Periods Ended March 31, 1997 and 1996                              3

Condensed Consolidated Statement of Condition as of March 31, 1997
   and December 31, 1996                                                    4

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Three Month Periods Ended March 31, 1997 and 1996                5

Condensed Consolidated Statement of Cash Flows for the Three Month
   Periods Ended March 31, 1997 and 1996                                    6

Notes to the Condensed Consolidated Financial Statements                    7

Condensed Consolidated Net Interest Revenue and Average Balances
   For the Three Month Periods Ended March 31, 1997 and 1996               18

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                                             --------------------------------------------------------------------
                                                                                                          BETTER (WORSE)
                                                                                                  -------------------------------
                                                                   1997              1996                  $               %
                                                             ---------------   ---------------    ---------------     -----------
Fee Revenue                                                  $       66,696    $       57,999     $        8,697            15.0  %
Net Interest Revenue                                                 21,748            19,216              2,532            13.2
Securities Gains, Net                                                     9               208               (199)              -
                                                             ---------------   ---------------    ---------------     -----------

     TOTAL REVENUE                                                   88,453            77,423             11,030            14.2
                                                             ---------------   ---------------    ---------------     -----------

OPERATING EXPENSES
Salaries                                                             23,586            21,903             (1,683)           (7.7)
Employee Benefits and Performance
     Compensation                                                    16,920            12,285             (4,635)          (37.7)
                                                             ---------------   ---------------    ---------------     -----------

Total Salaries and Benefits                                          40,506            34,188             (6,318)          (18.5)
Net Occupancy                                                         9,204             8,239               (965)          (11.7)
Other                                                                19,200            18,449               (751)           (4.1)
                                                             ---------------   ---------------    ---------------     -----------

     TOTAL OPERATING EXPENSES                                        68,910            60,876             (8,034)          (13.2)
                                                             ---------------   ---------------    ---------------     -----------

Income Before Income Tax Expense                                     19,543            16,547              2,996            18.1
Income Tax Expense                                                    7,622             6,950               (672)           (9.7)
                                                             ---------------   ---------------    ---------------     -----------

NET INCOME                                                   $       11,921    $        9,597     $        2,324            24.2  %
                                                             ===============   ===============    ===============     ===========

NET INCOME PER SHARE                                         $         0.55    $         0.46     $         0.09            19.6  %
                                                             ===============   ===============    ===============     ===========


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 MARCH 31,          DECEMBER 31,
ASSETS                                                                              1997                1996
                                                                                -----------         ------------
Cash and Due from Banks                                                         $   64,277          $   78,566
Interest Earning Securities                                                      1,404,831           1,451,869
Loans, Net of Allowance for Credit Losses
     ($17,268 in 1997 and $16,693 in 1996)                                       1,649,173           1,671,448
Other Assets                                                                       295,591             275,435
                                                                                -----------         -----------

Total Assets                                                                    $3,413,872          $3,477,318
                                                                                ===========         ===========

LIABILITIES
Deposits:
     Non-Interest Bearing                                                       $  468,376          $  687,942
     Interest Bearing                                                            2,198,886           2,075,847
                                                                                -----------         -----------

Total Deposits                                                                   2,667,262           2,763,789
Short-Term Credit Facilities                                                       222,326             240,283
Accounts Payable and Accrued Liabilities                                           229,199             232,680
Long-Term Debt                                                                      23,254              26,468
                                                                                -----------         -----------

                                                                                 3,142,041           3,263,220

Trust Preferred Capital Securities                                                  50,000                   -
                                                                                -----------         -----------

Total Liabilities                                                                3,192,041           3,263,220
                                                                                -----------         -----------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
     Authorized; 19,871,009 Shares Issued in 1997
     and 19,629,562 Shares Issued in 1996                                           19,871              19,630
Capital Surplus                                                                      9,637               3,575
Retained Earnings                                                                  215,651             205,384
Treasury Stock, at Cost (279,657 Shares in 1997
     and 124,000 Shares in 1996)                                                   (12,386)             (4,728)
Loan to ESOP                                                                        (7,254)            (10,468)
Unrealized Gain (Loss), Net of Taxes, on
     Securities Available for Sale                                                  (3,688)                705
                                                                                -----------         -----------

Total Stockholders' Equity                                                         221,831             214,098
                                                                                -----------         -----------

Total Liabilities and Stockholders' Equity                                      $3,413,872          $3,477,318
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

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                For the Three Month Periods
                                                                                      Ended March 31,
                                                                          -----------------------------------
                                                                               1997                   1996
                                                                          --------------           ----------
COMMON STOCK
Balance, January 1                                                        $  19,630                $   9,739
Effect of Two-For-One Stock Split                                                 -                    9,739
Acquisition                                                                     204                        -
Issuance of Shares Under Employee Benefit Plans                                  37                       78
                                                                          ----------               ----------
Balance, March 31                                                         $  19,871                $  19,556
                                                                          ==========               ==========

CAPITAL SURPLUS
Balance, January 1                                                        $   3,575                $     125
Effect of Two-For-One Stock Split                                                 -                     (125)
Acquistion                                                                    6,943                        -
Employee Benefit Plans                                                         (881)                     945
                                                                          ----------               ----------
Balance, March 31                                                         $   9,637                $     945
                                                                          ==========               ==========

RETAINED EARNINGS
Balance, January 1                                                        $ 205,384                $ 183,804
Effect of Two-For-One Stock Split                                                 -                   (9,653)
Net Income                                                                   11,921                    9,597
Cash Dividends Declared ($0.15 Per Share in 1997
        and $0.125 Per Share in 1996)                                        (2,954)                  (2,435)
Tax Benefit on Stock Based Awards                                             1,300                       31
                                                                          ----------               ----------
Balance, March 31                                                         $ 215,651                $ 181,344
                                                                          ==========               ==========

TREASURY STOCK
Balance, January 1                                                        $  (4,728)               $        -
Purchases                                                                   (10,314)                        -
Issuance of Shares Under Employee Benefit Plans, Net                          2,656                         -
                                                                          ----------               ----------
Balance, March 31                                                         $ (12,386)               $        -
                                                                          ==========               ==========

LOAN TO ESOP
Balance, January 1                                                        $ (10,468)               $ (13,434)
Principal Payment by ESOP                                                     3,214                    2,966
                                                                          ----------               ----------
Balance, March 31                                                         $  (7,254)               $ (10,468)
                                                                          ==========               ==========

UNREALIZED GAIN (LOSS), NET OF TAXES, ON
     SECURITIES AVAILABLE FOR SALE
Balance, January 1                                                        $     705                $   1,609
Net Change in Fair Value, After Taxes                                        (4,393)                  (2,584)
                                                                          ----------               ----------
Balance, March 31                                                         $  (3,688)               $    (975)
                                                                          ==========               ==========

TOTAL STOCKHOLDERS' EQUITY                                                $ 221,831                $ 190,402
                                                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THREE MONTH PERIODS
                                                                                    ENDED MARCH 31,
                                                                          ---------------------------------

                                                                                1997               1996
                                                                          ---------------       -----------

Net Cash Provided by Operating Activities                                 $   13,303            $      906
                                                                          -----------           -----------

Cash Flows From Investing Activities:
Interest Earning Securities:
     Purchases                                                              (440,234)             (368,616)
     Sales                                                                    69,481                18,756
     Maturities, Calls and Mandatory Redemptions                             408,655               289,719
Net Change in Loans                                                           21,682                18,678
Other, Net                                                                    (8,538)               (1,595)
                                                                          -----------           -----------

Net Cash Provided by (Used in) Investing Activities                           51,046               (43,058)
                                                                          -----------           -----------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                                 (219,566)              (88,407)
Net Change in Interest Bearing Deposits                                      123,039               122,882
Net Change in Short-Term Credit Facilities                                   (17,957)              (32,530)
Issuance of Trust Preferred Capital Securities                                50,000                    -
Repayment of Long-Term Debt                                                   (3,214)               (2,966)
Other, Net                                                                   (10,940)               (1,451)
                                                                          -----------           -----------

Net Cash (Used in) Financing Activities                                      (78,638)               (2,472)
                                                                          -----------           -----------

Net Change in Cash and Cash Equivalents                                      (14,289)              (44,624)
Cash and Cash Equivalents at January 1                                        78,566                96,785
                                                                          -----------           -----------

Cash and Cash Equivalents at March 31                                     $   64,277            $   52,161
                                                                          ===========           ===========

--------------------------------------------------------------------------------------------------------------

Income Taxes Paid                                                         $      391            $      146
Interest Expense Paid                                                         28,104                20,859


The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of U.S. Trust Corporation (the "Corporation" or "Parent") and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement dates and the reported amounts of revenues and expenses during the reported periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for certain items mentioned in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

2.       DIVIDENDS

         On January 28, 1997, the Corporation announced a two-for-one stock split of its common shares effected in the form of a 100% stock dividend distributed on February 21, 1997, to shareholders of record on February 7, 1997. The impact of the stock split has been reflected in the 1996 Consolidated Statement of Condition and in all earnings per share calculations.

         In January 1997, the Board of Directors of the Corporation (the "Board") declared a quarterly dividend of $0.15 per share payable on April 25, 1997, to shareholders of record as of the close of business on April 10, 1997.

3.       TRUST PREFERRED CAPITAL SECURITIES

         On January 28, 1997, U.S. Trust Capital A (the "Trust"), a statutory business trust which for financial reporting purposes is reflected as a subsidiary and included in the consolidated financial statements of the Corporation, issued $50.0 million of 8.414% Capital Securities ("Trust Preferred Capital Securities") with a stated value and liquidation preference of $1,000 per share. The Corporation has unconditionally guaranteed all of the Trust's obligations under the Trust Preferred Capital Securities. The proceeds from the sale of the Trust Preferred Capital Securities were utilized by the Trust to purchase $51.5 million of 8.414% Junior Subordinated Debt Securities from the Corporation. The Junior Subordinated Debt Securities are unsecured and subordinated to all senior debt of the Corporation and are the sole assets of the Trust. The Trust Preferred Capital Securities qualify as Tier 1 Capital under Federal Reserve Board guidelines, and have no voting rights. Holders of the Trust Preferred Capital Securities will be entitled to receive cumulative cash distributions semi-annually. The Corporation's proceeds from the issuance of the Junior Subordinated Debt Securities will be used for general corporate purposes, including the acquisition of common stock of the Corporation.

                             U.S. TRUST CORPORATION

3.       TRUST PREFERRED CAPITAL SECURITIES (CONT'D)

         The Trust Preferred Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debt Securities. The Corporation has the right to redeem the Junior Subordinated Debt Securities prior to their stated maturity of February 1, 2027, on or after February 1, 2007, upon approval (if then required) of the Federal Reserve Board.

4.       ACQUISITIONS

         On January 16, 1997, the Corporation acquired the assets and liabilities of Florence Fearrington, Inc., a New York investment advisory firm that managed approximately $400 million in assets, for approximately $7.2 million of the Corporation's common stock. The transaction was accounted for as a purchase.

         On December 31, 1996, the Corporation acquired Lilienthal Associates, a California based investment advisory firm that managed approximately $270 million in assets, for approximately $2.4 million of the Corporation's common stock. The transaction was accounted for as a purchase.

5.       NET INTEREST REVENUE

         Net Interest Revenue for financial reporting purposes consists of interest income less interest expense and the provision for credit losses. The following is a detailed analysis of the composition of net interest revenue:

                                                        Three-Month Periods
                                                          Ended March 31,
                                                  --------------------------------     %
                                                                                    Better
(In Thousands)                                      1997              1996          (Worse)
----------------------------------------------    ----------       ------------   ------------
Interest Income:
   Loans                                        $31,456          $27,448                14.6
   Securities:
     Taxable                                     17,745            7,976                   -
     Tax Exempt                                     998              716                39.4
   Short-Term Investments                         1,073            3,263               (67.1)
   Deposits with Banks                              330              690               (52.2)
                                                 -------          -------         ------------

Total Interest Income                            51,602           40,093                28.7
                                                 -------          -------         ------------
Interest Expense:
   Deposits                                      24,587           19,301               (27.4)
   Short-Term Credit Facilities                   3,844              829                   -
   Long-Term Debt                                   431              497                13.3
   Trust Preferred Capital Securities               692                -                   -
                                                 -------          -------         ------------

Total Interest Expense                           29,554           20,627               (43.3)
                                                 -------          -------         ------------
Net Interest Income                              22,048           19,466                13.3
   Provision for Credit Losses                      300              250               (20.0)
                                                 -------          -------         ------------

Net Interest Revenue                            $21,748          $19,216                13.2
                                                 =======          =======         ============

                             U.S. TRUST CORPORATION

6.       PLEDGED ASSETS

         Financial instruments carried at $134.5 million on March 31, 1997 and $154.2 million on December 31, 1996 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

7.       CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REPORTING MATTERS

         On January 28, 1997, the Corporation announced a two-for-one stock split of its common shares effected in the form of a stock dividend distributed on February 21, 1997, to shareholders of record on February 7, 1997. The impact of the stock split has been reflected in the 1996 Condensed Consolidated Statement of Condition and in all earnings per share calculations.

         As of January 1, 1997, the Corporation adopted the required provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("FAS 125"). FAS 125 establishes rules distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of FAS 125 had no impact on the financial condition or results of operations of the Corporation.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. Except for the historical information contained herein, matters discussed in this report may be forward-looking statements which involve risks and uncertainties and actual results may differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         Net income for the first quarter of 1997 was $11.9 million, compared to $9.6 million earned in the first quarter of 1996. On a fully diluted per share basis, net income was $0.55 in the first quarter of 1997, versus $0.46 in the first quarter of 1996. The Corporation's return on average stockholders' equity was 21.6% for the first quarter of 1997, compared to 20.8% for the first quarter of 1996.

FEE REVENUE

                                        Three Month Periods Ended
                                     ---------------------------------           %
                                       March 31,         March 31,            Better
(In Thousands)                            1997             1996              (Worse)
                                     ---------------  ----------------    ---------------
Investment Management and
  Related Services                          $61,219           $52,717               16.1
Corporate Trust                               5,477             5,282                3.7
                                     ---------------  ----------------    ---------------
         Total Fee Revenue                  $66,696           $57,999               15.0
                                     ===============  ================    ===============

Market Related Fees                         $53,372           $44,607               19.6
Transaction Related Fees                     13,324            13,392               (0.5)
                                     ---------------  ----------------    ---------------
         Total Fee Revenue                  $66,696           $57,999               15.0
                                     ===============  ================    ===============

         Total fee revenue for the first quarter of 1997 increased approximately $8.7 million to $66.7 million from $58.0 million in the first quarter of 1996. Market-related fee revenue increased by $8.8 million to $53.4 million from $44.6 million in the first quarter of 1996. The increase in fee revenue was attributable to a combination of net new business and net market appreciation.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, market related fee revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, fee increases and revenue from new services, but offset by the outflow of investment management assets due to terminating trusts, disbursements and lost business.

         Most market related fee revenue is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation receives a smaller percentage of the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not typically have a proportionate impact on the level of market-related fee revenue. Another important factor in the determination of the level of market related fee revenue is the composition of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate, if any, impact on the level of fee revenue derived from the underlying assets. The following is a comparative analysis of the composition of assets under management.

                                                  March 31,       Dec. 31,        March 31,
                                                    1997            1996             1996
                                                --------------  --------------  ---------------
                  Equity                            52%             46%              49%
                  Fixed Income                      35%             39%              37%
                  Short-Term and Other              13%             15%              14%
                                                --------------  --------------  ---------------

                                                   100%            100%             100%
                                                ==============  ==============  ===============

         The carrying amount of assets under management was $53.3 billion at March 31, 1997, remaining stable from the December 31, 1996 balance and reflecting an increase of $4.1 billion from March 31, 1996. Investment management assets at March 31, 1997, increased approximately $4.1 billion from March 31, 1996, reflecting net new business and the overall appreciation in the equity markets.

                                                                                                    March       March vs.
                                                                                                  vs. Dec.        March
                                                                                                      %             %
Assets Under Management and Administration              March 31,     Dec. 31,     March 31,       Better        Better
(In Billions)                                             1997          1996          1996         (Worse)       (Worse)
-----------------------------------------------------  ------------  ------------ -------------  ------------  ------------
Assets Under Management:
  Investment Management                                  $  38.6       $  38.0       $  34.4           1.5          12.0
  Special Fiduciary                                         14.7          15.3          14.8          (3.8)         (0.2)
                                                       ------------  ------------ -------------  ------------  ------------

Total Assets Under Management                               53.3          53.3          49.2            --           8.3
                                                       ------------  ------------ -------------  ------------  ------------
Assets Under Administration:
  Personal Custody and Other                                15.9          15.7          14.1           1.5          12.3
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value                 226.0         216.6         197.2           4.4          14.6
                                                       ------------  ------------ -------------  ------------  ------------

Total Assets Under Administration                          241.9         232.3         211.3           4.2          14.5
                                                       ------------  ------------ -------------  ------------  ------------
Total Assets Under Management and
    Administration                                        $295.2        $285.6        $260.5           3.4          13.3
                                                       ============  ============ =============  ============  ============

         Approximately $5.1 billion of assets under management were invested in the Corporation's Excelsior Funds at March 31, 1997. At December 31, 1996 and March 31, 1996, total assets under management invested in the Excelsior Funds were $4.8 billion and $4.0 billion, respectively.

NET INTEREST REVENUE

                                       Three Month Periods Ended
                                   -----------------------------------          %
                                       March 31,           March 31,           Better
(In Thousands)                           1997               1996              (Worse)
--------------------------------   ---------------     --------------      ------------
Interest Income                           $51,602            $40,093             28.7
Interest Expense                           29,554             20,627            (43.3)
                                   ---------------     --------------      ------------
     Net Interest Income                   22,048             19,466             13.3
Provision for Credit Losses                   300                250            (20.0)
                                   ---------------     --------------      ------------

     Net Interest Revenue                 $21,748            $19,216             13.2
                                   ===============     ==============      ============

         Net interest revenue is affected by changes in interest rates, funding strategies, and the relative proportion and composition of interest bearing and non-interest bearing financial instruments. Although the net yield on interest earning assets has declined from 3.48% at March 31, 1996 to 3.03% at March 31, 1997, this has been offset by a greater proportion of interest earning assets invested in longer-term financial instruments, including mortgage loans and mortgage investment securities.

OPERATING EXPENSES

                                            Three Month Periods Ended
                                         ---------------------------------         %
                                             March 31,           March 31,       Better
(In Thousands)                                 1997                1996          (Worse)
---------------------------------------  -------------       -------------   -------------
Salaries                                      $23,586             $21,903           (7.7)
Employee Benefits and
   Performance Compensation                    16,920              12,285          (37.7)
                                         -------------       -------------   -------------

Total Salaries and Benefits                    40,506              34,188          (18.5)
Net Occupancy                                   9,204               8,239          (11.7)
Other                                          19,200              18,449           (4.1)
                                         -------------       -------------   -------------

Total Operating Expenses                      $68,910             $60,876          (13.2)
                                         =============       =============   =============

         Operating expenses increased by $8.0 million in the first quarter of 1997, compared to the first quarter of 1996. The Corporation's pre-tax margin was 22.1% for the first quarter of 1997 and 21.4% for the first quarter of 1996.

         In the first quarter of 1997, employee benefits and performance compensation expense increased $4.6 million from the first quarter of 1996. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other changes, conditions or circumstances that warrant adjustment. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 6.5% to 1,481 at March 31, 1997, compared to 1,391 at March 31, 1996.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of March 31, 1997, approximately 106 employees were devoted to these functions. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $7.3 million for the first quarter of 1997, an increase of 30.6% from the $5.6 million incurred during the corresponding 1996 period.
In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $542,000 for the first quarter of 1997 and $453,000 for the first quarter of 1996.

INCOME TAXES

         The effective tax rate for the 1997 first quarter was 39.0% compared to 42.0% for the 1996 first quarter. The decline in the effective tax rate is due to a decrease in state and local income taxes, resulting from the increasing contribution to income from the national expansion of the Corporation's businesses.

FINANCIAL CONDITION

CAPITAL

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 15.6% at March 31, 1997 and 11.2% at March 31, 1996. The ratio of Total Capital to period end risk-adjusted assets was 16.7% at March 31, 1997 and 12.5% at March 31, 1996. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 7.0% at March 31, 1997 and 5.6% at March 31, 1996. The increase in the Corporation's capital ratios was primarily the result of the issuance of $50.0 million of Trust Preferred Capital Securities on January 28, 1997 (see Notes to the Condensed Consolidated Financial Statements No. 3).

LIQUIDITY MANAGEMENT

         The objective of liquidity management is to ensure that the Corporation can meet its cash flow requirements and to capitalize on opportunities for the Corporation's business expansion. Management monitors the liquidity position of the Corporation's subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. The liquidity profile is also structured to ensure that the capital needs of the Parent and its subsidiaries are met on a day to day basis.

         The Corporation's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders and purchases of its common stock. On January 28, 1997, the Corporation announced a 20% increase in the Corporation's regular quarterly dividend, indicating an annual dividend rate of $0.60 per share. During the first quarter of 1997, the Board of Directors declared a dividend of $0.15 per share payable on April 25, 1997.

         As of March 31, 1997, the Board of Directors authorized the repurchase of up to a total of two million shares of common stock. As of March 31, 1997, the Corporation had repurchased 345,090 shares at a weighted average purchase price of $43.59 per share. The repurchased shares will be used to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. At March 31, 1997, the subsidiaries have the ability to pay dividends of approximately $37.0 million without prior approval of the regulatory authorities. The proceeds from the aforementioned issuance of Trust Preferred Capital Securities (see Notes to the Condensed Consolidated Financial Statements No. 3) will be used for general corporate purposes, including the acquisition of the Corporation's common stock.

         The Corporation has a $40.0 million unsecured revolving credit facility maturing in 1999. As of March 31, 1997, the Corporation had no borrowings outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         Subsidiaries of the Corporation have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $99.4 million. As of March 31, 1997, the subsidiaries have borrowed $22.0 million on these facilities from the FHLB.

         Liquidity is also generated from the types of financial instruments that the subsidiaries carry as investments. Approximately $962 million or 81% of the securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At March 31, 1997, securities sold under agreements to repurchase aggregated $47.0 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue while maintaining a high level of asset quality, acceptable levels of interest rate sensitivity and adequate liquidity.

         The Corporation's asset mix is principally liquid and low-risk. Approximately 40% of average total assets consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government and Government agency securities and investment securities backed by the full faith and credit of the U.S. Government.

         The loan portfolio is the largest component of average total assets. For the 1997 first quarter, average loans comprise approximately 48% of average assets. Average loans increased $269.3 million, or 19.5%, to $1.7 billion in the first quarter of 1997, from $1.4 billion in the first quarter of 1996. See the "Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

Interest Rate Sensitivity

         The Corporation is exposed to interest rate risk primarily through its mortgage lending activities and through its investments in mortgage backed securities. Net interest revenue may be generated from prudent asset/liability management activities that may result in timing differences in the maturity and/or repricing of assets, liabilities and off balance sheet positions. The results of these timing differences is presented below in the interest sensitivity gap analysis. Gap analysis has inherent limitations as an analytical tool because it measures the Corporation's exposure to interest rate risk at a single point in time. The Corporation also uses simulation analysis to monitor and control net interest revenue at risk and the economic value of equity at risk under multiple interest rate scenarios.

         To reflect anticipated payments, certain asset and liability categories (including items with no stated maturity) are included in the table based on estimated rather than contractual maturity or repricing dates.

                                            0 - 3         4 - 6          7 - 12         1 - 5           Over
(In Thousands)                              Months        Months         Months         Years          5 Years         Total
--------------------------------------   -----------    -----------    -----------    -----------    -----------    -----------
INTEREST EARNING ASSETS:
Interest Earning Securities              $   411,882    $    92,220    $   220,922    $   472,354    $   207,453    $ 1,404,831
Loans, Net of Allowance
   for Credit Losses                         657,942         58,351        109,086        531,608        292,186      1,649,173
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total Interest Earning Assets              1,069,824        150,571        330,008      1,003,962        499,639      3,054,004
                                         -----------    -----------    -----------    -----------    -----------    -----------

INTEREST BEARING LIABILITIES:
Interest Bearing Deposits                 (2,098,520)        (4,898)       (17,374)       (78,094)            --     (2,198,886)
Short-Term Credit Facilities                (222,326)            --             --             --             --       (222,326)
Trust Preferred Capital Securities                --             --             --             --        (50,000)       (50,000)
Long-Term Debt                                    --             --         (1,000)       (21,254)        (1,000)       (23,254)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Total Interest Bearing Liabilities        (2,320,846)        (4,898)       (18,374)       (99,348)       (51,000)    (2,494,466)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Asset/(Liability) Sensitivity Gap         (1,251,022)       145,673        311,634        904,614        448,639        559,538
Interest Rate Swaps                          618,000*          (750)       (56,500)      (435,750)      (125,000)            --
                                         -----------    -----------    -----------    -----------    -----------    -----------
Interest Rate Sensitivity Gap               (633,022)       144,923        255,134        468,864        323,639        559,538
Net Non-Interest Earning Assets,
  Non-Interest Bearing Liabilities and
  Stockholders' Equity                       (51,908)            --             --       (279,284)      (228,346)      (559,538)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Maturity/Repricing Gap                      (684,930)       144,923        255,134        189,580         95,293             --
                                         -----------    -----------    -----------    -----------    -----------    -----------
Cumulative Gap                           $  (684,930)   $  (540,007)   $  (284,873)   $   (95,293)   $        --    $        --
                                         ===========    ===========    ===========    ===========    ===========    ===========

* Includes $628.8 million of total outstanding notional principal net of maturing and amortizing interest rate swaps ("Swaps").

         As part of its overall asset and liability management process, the Corporation uses Swaps as hedges. Swaps mitigate the interest rate exposure created by financing the residential real estate mortgage loans with short-term deposits. The following table provides details, as of March 31, 1997, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                        Maturing
                                  --------------------------------------------------
                                     Within 1            1 to 5           Over 5
(Dollars In Thousands)                 Year              Years             Years           Total
--------------------------------  ---------------      -----------      ------------     ----------

Fixed Pay Swaps                  $        68,000      $   435,750      $    125,000     $  628,750
Average Rate Paid                         6.5659 %         6.7191 %          6.1830 %       6.5959 %
Average Rate Received (1)                 5.5677 %         5.5688 %          5.6206 %       5.5790 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended March 31, 1997 and 1996, are detailed in the following table.

                                                          Three Month Periods Ended
                                                 ---------------------------------------------
(Dollars In Thousands)                            March 31, 1997           March 31, 1996
                                                 -------------------    ----------------------
Net Interest Revenue:
   As Reported                                              $21,748                   $19,216
   Excluding Hedging Activities                             $23,427                   $20,243

Net Yield on Interest Earning Assets:
   As Reported                                                3.03%                     3.48%
   Excluding Hedging Activities                               3.29%                     3.67%

         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $31.7 million and $202.0 million of interest bearing deposits with banks, $1.18 billion and $1.17 million of securities available for sale and $190.0 million and $84.0 million of federal funds sold at March 31, 1997 and December 31, 1996, respectively.

         During the first quarter of 1997, the Corporation purchased approximately $440.2 million (principally U.S. Government Treasury and Federal agency) of securities classified as available for sale. Approximately 81% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is primarily comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

         The amortized cost of interest earning securities exceeded their market value by $6.5 million and $1.7 million at March 31, 1997 and March 31, 1996, respectively. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

ASSET QUALITY

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At March 31, 1997, the loan portfolio totaled $1.7 billion of which over 70% were collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:


                                                         Three Month Periods
                                                           Ended March 31,
                                               -----------------------------------------
(In Thousands)                                       1997                    1996
---------------------------------------------  -----------------       -----------------
Balance, Beginning of Period                            $16,693                 $16,086
Provision for Credit Losses                                 300                     250
Recoveries                                                  275                     208
Charge-offs                                                   -                    (384)
                                               -----------------       -----------------
Net (Charge-Offs) Recoveries                                275                    (176)
                                               -----------------       -----------------

Balance, End of Period                                  $17,268                 $16,160
                                               =================       =================

         The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio, which includes loans, commitments to extend credit and standby letters or credit, determined by a continuous surveillance process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were seven basis points for the first quarter of 1997, compared to annualized net loan charge-offs of five basis points for the first quarter of 1996. The allowance for credit losses at March 31, 1997, was 1.05% of average loans for the quarter. This compares with 1.17% of average loans for the quarter ended March 31, 1996. Given the current market environment, it is anticipated that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                    March 31,        Dec. 31,       Sept. 30,       June 30,         March 31,
(In Millions)                           1997           1996            1996           1996             1996
---------------------------------   --------------  ------------  --------------- --------------  ---------------
Non-accrual loans                            $8.8          $8.9            $10.8          $12.2            $12.5
Real estate owned, net                         .7            .7              7.0            7.0              9.2
                                    --------------  ------------  --------------- --------------  ---------------

Total Nonperforming Assets                   $9.5          $9.6            $17.8          $19.2            $21.7
                                    ==============  ============  =============== ==============  ===============

         Other real estate owned is net of a reserve for selling and disposition costs of $477,000 at March 31, 1997 and December 31, 1996 and $978,000 for the first, second and third quarters of 1996.

         The allowance for credit losses as a percentage of nonperforming loans was 197.4% at March 31, 1997, compared to 129.2% at March 31, 1996. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.6% at March 31, 1997, compared to 1.6% at March 31, 1996.

ACCOUNTING STANDARDS NOT YET ADOPTED

         In February 1997, the Securities and Exchange Commission issued Release No. 34-38223 which requires (i) quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivatives and other financial instruments and (ii) enhanced descriptions of accounting policies for derivatives in the footnotes to the financial statements. The market risk disclosure requirements of this release will be applicable commencing with the Corporation's 1997 Annual Report on Form 10-K. Since this release relates to disclosure requirements only, adoption will not affect either the Corporation's financial condition or results of operations.

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128") was issued, effective for interim and annual periods ending after December 15, 1997. The objective of FAS 128 is to simplify the computation of earnings per share. It replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Corporation is currently evaluating the impact of FAS 128.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                          --------------------------------------------------------------------------------------
                                                               1997                                            1996
                                          -------------------------------------------    ---------------------------------------
                                             AVERAGE                        AVERAGE            AVERAGE                   AVERAGE
                                             BALANCE         INTEREST        RATE              BALANCE       INTEREST     RATE
                                          ----------------  ------------  -----------    ---------------  ------------- --------
ASSETS
Interest Earning Securities (1)(2)        $      1,382,239  $     21,065         6.18%   $       919,598  $      13,263     5.80%


Loans (3)                                        1,659,282        31,456         7.69          1,393,185         27,448     7.92
                                          ----------------  ------------     --------    ---------------  -------------    -----

Total Interest Earning Assets                    3,041,521        52,521         6.97          2,312,783         40,711     7.07
                                          ----------------  ------------     --------    ---------------  -------------    -----

Allowance for Credit Losses                        (16,893)                                      (16,263)
Cash and Due from Banks                             68,336                                        97,680
Other Assets                                       329,397                                       297,443
                                          ----------------                               ---------------

Total Assets                              $      3,422,361                               $     2,691,643
                                          ================                               ===============

LIABILITIES AND
      STOCKHOLDERS' EQUITY
Interest Bearing Deposits                 $      2,094,721        24,587         4.76    $     1,649,046         19,301     4.71
Short-Term Credit Facilities                       289,057         3,844         5.39             71,147            829     4.69
Trust Preferred Capital Securities                  35,000           692         7.91                  -              -        -
Long-Term Debt                                      24,326           431         7.14             27,478            497     7.27
                                          ----------------  ------------     --------    ---------------  -------------    -----

Total Sources on Which
      Interest is Paid                           2,443,104        29,554         4.91          1,747,671         20,627     4.75
                                          ----------------  ------------     --------    ---------------  -------------    -----

Total Non-Interest Bearing
      Deposits                                     484,199                                       506,789
Other Liabilities                                  262,559                                       240,395
Stockholders' Equity (3)                           232,499                                       196,788
                                          ----------------                               ---------------

Total Liabilities and
      Stockholders' Equity                $      3,422,361                               $     2,691,643
                                          ================                               ===============

Net Interest Revenue -
      Tax Equivalent Basis (2)                                    22,967                                         20,084
Credit Loss Provision                                               (300)                                          (250)
Tax Equivalent Adjustment                                           (919)                                          (618)
                                                            ------------                                  -------------
Net Interest Revenue                                              21,748                                  $      19,216
                                                            ============                                  =============

Net Yield on Interest
      Earning Assets                                                             3.03%                                      3.48%
                                                                             ========                                      =====

Interest Spread                                                                  2.06%                                      2.32%
                                                                             ========                                      =====


(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the Federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of 47%.

(3) Loans and Stockholders' Equity include the Loan to ESOP which had an average balance of $8.3 million in 1997 and $11.5 million in 1996.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

       (c) On January 16, 1997, the Corporation exchanged 204,218 of its common shares for the assets and liabilities of Florence Fearrington, Inc., ("Fearrington") a New York investment advisory firm that managed approximately $400 million in assets. This exchange was not registered under the Securities Act of 1933 by virtue of the exemption contained in Section 4(2) thereof. The sole shareholder of Fearrington was an accredited investor in accordance with Regulation D under the Securities Act of 1933.

         On January 28, 1997, U.S. Trust Capital A (the "Trust"), a Delaware statutory business trust which for financial reporting purposes is reflected as a subsidiary and included in the consolidated financial statements of the Corporation, issued $50.0 million of 8.414% Capital Securities ("Trust Preferred Capital Securities") with a stated value and liquidation preference of $1,000 per share (see Notes to the Condensed Consolidated Financial Statements No. 3).

         The Trust sold to Credit Suisse First Boston Corporation (the "Initial Purchaser") all of the 50,000 Trust Preferred Capital Securities. The Initial Purchaser then sold all of such Trust Preferred Capital Securities to qualified institutional buyers as defined in, and in reliance on, Rule 144A under the Securities Act of 1933 and, in reliance on Regulation D under the Securities Act of 1933, to institutional investors that are accredited investors within the meaning of Rule 501(a)(1),(2),(3) or (7) under the Securities Act of 1933. The proceeds from the sale of the Trust Preferred Capital Secutities were utilized by the Trust to purchase $51.5 million of 8.414% Junior Subordinated Debt Securities from the Corporation. The Corporation paid the Initial Purchaser as compensation for arranging the placement of the Trust Preferred Capital Securities, $12.50 per security (or $625,000 in the aggregate).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

         (a)      EXHIBITS:

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

10.9 1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997.

10.10 Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997.

10.11 Board Members' Retirement Plan of the Corporation, as amended and restated effective as of January 1, 1997.

10.12 Board Members' Deferred Compensation Plan of the Corporation, as amended and restated through January 1, 1997.

10.18 Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997.

10.19 Executive Incentive Plan of the Corporation, as adopted effective January 1, 1997.

10.22 Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997.

10.23 Form of Benefits Protection Agreement for Messrs. Schwarz, Maurer and Taylor.

10.24    Form of Benefits Protection Agreement.

11       Statement re Computation of Net Income Per Share.

27       Financial Data Schedule.


(1)  Incorporated herein by reference.


         (b) REPORTS ON FORM 8-K:

(1) Current Report dated January 28, 1997, reporting under Item 5. Other Events, announcement of dividend increase and stock split.

(2) Current Report dated January 28, 1997, reporting under Item 5. Other Events, announcement of the release of fourth quarter and year end 1996 financial results on January 16, 1997.

(3) Current Report dated February 5, 1997, reporting under Item 5. Other Events, announcement of the private placement of $50 million of trust preferred capital securities.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         U. S. Trust Corporation
                                                                    (Registrant)





Date:  May 8, 1997                          By:             Richard E. Brinkmann
       -----------                             ---------------------------------
                                                            Richard E. Brinkmann

                                                                 Comptroller and
                                                          Chief Planning Officer
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX


Item No.                         Description
--------                         -----------

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

10.9 1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997.

10.10 Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997.

10.11 Board Members' Retirement Plan of the Corporation, as amended and restated effective as of January 1, 1997.

10.12 Board Members' Deferred Compensation Plan of the Corporation, as amended and restated through January 1, 1997.

10.18 Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997.

10.19 Executive Incentive Plan of the Corporation, as adopted effective January 1, 1997.

10.22 Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997.

10.23 Form of Benefits Protection Agreement for Messrs. Schwarz, Maurer and Taylor.

10.24    Form of Benefits Protection Agreement.

11       Statement re Computation of Net Income Per Share.

27       Financial Data Schedule.


(1)  Incorporated herein by reference.