Form 10-Q
period 1997-06-30
U S TRUST CORP /NY
filed 1997-08-13
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarterly Period Ended:             JUNE 30, 1997

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

       19,281,927 shares, Common Stock, $1 par value, as of July 31, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.

Title of Financial Statement                                              Page #
----------------------------                                              ------

Condensed Consolidated Statement of Income:
  For the Three Months Ended June 30, 1997 and 1996                           3
  For the Six Months Ended June 30, 1997 and 1996                             4

Condensed Consolidated Statement of Condition as of  June 30, 1997
   and December 31, 1996                                                      5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Six Months Ended June 30, 1997 and 1996                            6

Condensed Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1997 and 1996                                               7

Notes to the Condensed Consolidated Financial Statements                      8

Condensed Consolidated Net Interest Revenue and Average Balances:
   For the Three Months Ended June 30, 1997 and 1996                         22
   For the Six Months Ended June 30, 1997 and 1996                           23

                            U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                         ------------------------------------------------------
                                                                             BETTER (WORSE)
                                                                         ----------------------
                                          1997            1996               $             %
                                         -------        --------         --------         -----
Fee Revenue                              $67,913        $ 60,382         $  7,531         12.5%
Net Interest Revenue                      22,167          19,063            3,104         16.3
Securities (Losses), Net                      --              (2)               2           --
                                         -------        --------         --------         ----

TOTAL REVENUE                             90,080          79,443           10,637         13.4
                                         -------        --------         --------         ----

OPERATING EXPENSES
Salaries                                  25,220          23,017           (2,203)        (9.6)
Employee Benefits and Performance
     Compensation                         16,443          13,322           (3,121)       (23.4)
                                         -------        --------         --------         ----

Total Salaries and Benefits               41,663          36,339           (5,324)       (14.7)
Net Occupancy                              9,192           8,142           (1,050)       (12.9)
Other                                     18,834          17,973             (861)        (4.8)
                                         -------        --------         --------         ----

TOTAL OPERATING EXPENSES                  69,689          62,454           (7,235)       (11.6)
                                         -------        --------         --------         ----

Income Before Income Tax Expense          20,391          16,989            3,402         20.0
Income Tax Expense                         7,952           7,135             (817)       (11.5)
                                         -------        --------         --------         ----

NET INCOME                               $12,439        $  9,854         $  2,585         26.2%
                                         =======        ========         ========         ====

NET INCOME PER SHARE                     $  0.58        $   0.47         $   0.11         23.4%
                                         =======        ========         ========         ====

The accompanying notes are an integral part of these financial statements.

                            U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)

                                                  For the Six Months Ended June 30,
                                         -------------------------------------------------------
                                                                              Better (Worse)
                                                                         -----------------------
                                           1997            1996              $              %
                                         --------        --------        --------         ------
Fee Revenue                              $134,609        $118,381        $ 16,228         13.7%
Net Interest Revenue                       43,915          38,279           5,636         14.7
Securities Gains, Net                           9             206            (197)       (95.6)
                                         --------        --------        --------         ----

Total Revenue                             178,533         156,866          21,667         13.8
                                         --------        --------        --------         ----

OPERATING EXPENSES
Salaries                                   48,806          44,920          (3,886)        (8.7)
Employee Benefits and Performance
     Compensation                          33,363          25,607          (7,756)       (30.3)
                                         --------        --------        --------         ----

Total Salaries and Benefits                82,169          70,527         (11,642)       (16.5)
Net Occupancy                              18,396          16,381          (2,015)       (12.3)
Other                                      38,034          36,422          (1,612)        (4.4)
                                         --------        --------        --------         ----

Total Operating Expenses                  138,599         123,330         (15,269)       (12.4)
                                         --------        --------        --------         ----

Income Before Income Tax Expense           39,934          33,536           6,398         19.1
Income Tax Expense                         15,574          14,085          (1,489)       (10.6)
                                         --------        --------        --------         ----

Net Income                               $ 24,360        $ 19,451        $  4,909         25.2%
                                         ========        ========        ========         ====

Net Income Per Share                     $   1.13        $   0.93        $   0.20         21.5%
                                         ========        ========        ========         ====

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           JUNE 30,                  DECEMBER 31,
ASSETS                                                       1997                       1996
                                                       ------------------       -----------------------

Cash and Due from Banks                                $          89,677            $           78,566
Interest Earning Securities                                    1,459,005                     1,451,869
Loans, Net of Allowance for Credit Losses
     ($17,629 in 1997 and $16,693 in 1996)                     1,741,881                     1,671,448
Other Assets                                                     294,341                       275,435
                                                       ------------------           -------------------

Total Assets                                           $       3,584,904            $        3,477,318
                                                       ==================           ===================

LIABILITIES

Deposits:
     Non-Interest Bearing                              $         801,477            $          687,942
     Interest Bearing                                          1,906,623                     2,075,847
                                                       ------------------           -------------------

Total Deposits                                                 2,708,100                     2,763,789
Short-Term Credit Facilities                                     348,801                       240,283
Accounts Payable and Accrued Liabilities                         231,840                       232,680
Long-Term Debt                                                    23,254                        26,468
                                                       ------------------           -------------------

                                                               3,311,995                     3,263,220

Trust Preferred Capital Securities                                50,000                      -
                                                       ------------------           -------------------

Total Liabilities                                              3,361,995                     3,263,220
                                                       ------------------           -------------------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
     Authorized; 19,873,584 Shares Issued in 1997
     and 19,629,562 Shares Issued in 1996                         19,874                        19,630
Capital Surplus                                                    9,967                         3,575
Retained Earnings                                                225,200                       205,384
Treasury Stock, at Cost (581,157 Shares in 1997
     and 124,000 Shares in 1996)                                 (25,917)                       (4,728)
Loan to ESOP                                                      (7,254)                      (10,468)
Unrealized Gain, Net of Taxes, on
     Securities Available for Sale                                 1,039                           705
                                                       ------------------           -------------------

Total Stockholders' Equity                                       222,909                       214,098
                                                       ------------------           -------------------

Total Liabilities and Stockholders' Equity             $       3,584,904            $        3,477,318
                                                       ==================           ===================

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                -------------------------------
                                                                   1997                  1996
                                                                ---------             ---------
COMMON STOCK
Balance, January 1                                              $  19,630             $   9,739
Effect of Two-For-One Stock Split                                      --                 9,739
Acquisition                                                           204                    --
Issuance of Shares Under Employee Benefit Plans                        40                    78
                                                                ---------             ---------
Balance, June 30                                                $  19,874             $  19,556
                                                                ---------             ---------
CAPITAL SURPLUS
Balance, January 1                                              $   3,575             $     125
Effect of Two-For-One Stock Split                                      --                  (125)
Acquisition                                                         6,943                    --
Employee Benefit Plans                                               (551)                  984
                                                                ---------             ---------
Balance, June 30                                                $   9,967             $     984
                                                                ---------             ---------
RETAINED EARNINGS
Balance, January 1                                              $ 205,384             $ 183,804
Effect of Two-For-One Stock Split                                      --                (9,653)
Net Income                                                         24,360                19,451
Cash Dividends Declared ($0.30 Per Share in 1997
     and $0.25 Per Share in 1996)                                  (5,872)               (4,889)
Tax Benefit on Stock Based Awards                                   1,328                    44
                                                                ---------             ---------
Balance, June 30                                                $ 225,200             $ 188,757
                                                                ---------             ---------
TREASURY STOCK
Balance, January 1                                              $  (4,728)            $      --
Purchases                                                         (23,844)                   --
Issuance of Shares Under Employee Benefit Plans, Net                2,655                    --
                                                                ---------             ---------
Balance, June 30                                                $ (25,917)            $      --
                                                                ---------             ---------
LOAN TO ESOP
Balance, January 1                                              $ (10,468)            $ (13,434)
Principal Payment by ESOP                                           3,214                 2,966
                                                                ---------             ---------
Balance, June 30                                                $  (7,254)            $ (10,468)
                                                                ---------             ---------
UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                              $     705             $   1,609
Net Change in Fair Value, After Taxes                                 334                (3,620)
                                                                ---------             ---------
Balance, June 30                                                $   1,039             $  (2,011)
                                                                ---------             ---------
Total Stockholders' Equity                                      $ 222,909             $ 196,818
                                                                =========             =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                       --------------------------------------------------
                                                                1997                         1996
                                                       ---------------------         --------------------
Net Cash Provided by Operating Activities              $             33,707          $            18,223
                                                       ---------------------         --------------------
Cash Flows From Investing Activities:
Interest Earning Securities:
     Purchases                                                     (472,158)                    (764,481)
     Sales                                                           34,394                      119,497
     Maturities, Calls and Mandatory Redemptions                    429,467                      485,548
Net Change in Loans                                                 (71,404)                    (115,777)
Other, Net                                                          (13,652)                     (13,057)
                                                       ---------------------         --------------------
Net Cash (Used in) Investing Activities                             (93,353)                    (288,270)
                                                       ---------------------         --------------------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                         113,535                       14,137
Net Change in Interest Bearing Deposits                            (169,224)                     204,934
Net Change in Short-Term Credit Facilities                          108,518                       43,944
Repayments of Long-Term Debt                                         (3,214)                      (2,966)
Issuance of Trust Preferred Capital Securities                       50,000                    -
Purchases of Treasury Stock                                         (23,844)                   -
Other, Net                                                           (5,014)                      (4,879)
                                                       ---------------------         --------------------
Net Cash Provided by Financing Activities                            70,757                      255,170
                                                       ---------------------         --------------------
Net Change in Cash and Cash Equivalents                              11,111                      (14,877)
Cash and Cash Equivalents at January 1                               78,566                       96,785
                                                       ---------------------         --------------------
Cash and Cash Equivalents at June 30                   $             89,677          $            81,908
                                                       =====================         ====================

---------------------------------------------------------------------------------------------------------

Income Taxes Paid                                      $             14,996          $             7,450
Interest Expense Paid                                                63,693                       42,415


The Corporation issued 66,768 treasury shares and 20,580 common shares for employee benefit plans during the first half of 1997 and 38,984 common shares during the comparable 1996 period.



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

         The financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission. Pursuant to such rules certain disclosures have not been included. The financial statements should be read in connection with the Corporation's audited financial statements for the year ended December 31, 1996. Interim results are not necessarily indicative of the full year results.

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

2.       TRUST PREFERRED CAPITAL SECURITIES

         On January 28, 1997, U.S. Trust Capital A (the "Trust"), a statutory business trust, which for financial reporting purposes is reflected as a subsidiary and included in the consolidated financial statements of the Corporation, issued $50.0 million of 8.414% Capital Securities ("Trust Preferred Capital Securities") with a stated value and liquidation preference of $1,000 per share. The Corporation has unconditionally guaranteed performance of all of the Trust's obligations under the Trust Preferred Capital Securities. The proceeds from the sale of the Trust Preferred Capital Securities were utilized by the Trust to purchase $51.5 million of 8.414% Junior Subordinated Debt Securities from the Corporation. The Junior Subordinated Debt Securities are unsecured and subordinated to all senior debt of the Corporation and are the sole assets of the Trust. The Trust Preferred Capital Securities qualify as Tier 1 Capital under Federal Reserve Board guidelines, and have no voting rights. Holders of the Trust Preferred Capital Securities will be entitled to receive cumulative cash distributions semi-annually. The Corporation's proceeds from the issuance of the Junior Subordinated Debt Securities were used for general corporate purposes, including the acquisition of common stock of the Corporation.

         The Trust Preferred Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debt Securities. The Corporation has the right to redeem the Junior Subordinated Debt Securities prior to their stated maturity of February 1, 2027, on or after February 1, 2007, upon approval (if then required) of the Federal Reserve Board.

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS

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

4.       ACCOUNTING CHANGES AND DEVELOPMENTS

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

         In February 1997, the Securities and Exchange Commission issued Release No. 34-38223 which requires (i) quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivatives and other financial instruments and (ii) enhanced descriptions of accounting policies for derivatives in the footnotes to the financial statements (see Notes to the Condensed Consolidated Financial Statements No. 5). The market risk disclosure requirements of this release will be applicable commencing with the Corporation's 1997 Annual Report on Form 10-K. Since this release relates to disclosure requirements only, adoption will not affect either the Corporation's financial condition or results of operations.

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128") was issued, effective for interim and annual periods ending after December 15, 1997 and requires the restatement of prior period data. FAS 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," ("APB 15") and replaces Primary and Fully Diluted earnings per share with Basic Earnings Per Share ("BEPS") and Diluted Earnings Per Share ("DEPS"). The determinants of BEPS may be expressed in equation form as follows:

         - The equation for computing BEPS is:

                         Income Available to Common Stockholders
         ----------------------------------------------------------------------
             Weighted Average Shares Outstanding During the Reported Period

         Income available to common stockholders is net income less dividends on preferred stock. The denominator used in the calculation of BEPS does not include the dilutive effect of stock options or other common stock equivalents that were included in the calculation of primary earnings per share under APB 15. Accordingly, BEPS will typically be higher than primary earnings per share required by APB 15.

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         - DEPS reflects the total amount of potential dilution that would occur if securities or other commitments to issue common stock that have a dilutive effect on earnings per share were exercised or converted into common stock. DEPS is computed similarly to Fully Diluted earnings per share pursuant to APB 15. The equation for computing DEPS is:

         Income Available to Common Stockholders + Effect of Assumed Conversions
         -----------------------------------------------------------------------
           Weighted Average Shares Outstanding During the Reported Period + Dilutive Potential Common Shares

         The following table includes the quarterly and annual earnings per share data for the Corporation under both APB 15 and FAS 128:

                                   First            Second          Third           Fourth               Full
                                  Quarter          Quarter         Quarter          Quarter              Year
                                -------------    -------------   -------------   --------------     ---------------
   1996:
   APB 15
       Primary                     $0.46            $0.47           $0.49            $0.53              $1.94
       Fully Diluted               $0.46            $0.47           $0.49            $0.53              $1.92

   FAS 128
       Basic                       $0.49            $0.50           $0.52            $0.58              $2.09
       Assuming Dilution           $0.46            $0.47           $0.49            $0.53              $1.95


   1997:
   APB 15
       Primary                     $0.55            $0.58             -                -                  -
       Fully Diluted               $0.55            $0.58             -                -                  -

   FAS 128
       Basic                       $0.61            $0.64             -                -                  -
       Assuming Dilution           $0.55            $0.58             -                -                  -

         Details of the Corporation's current computation of earnings per share are presented in Exhibit 11.

         The following Statements of Financial Accounting Standards were issued in June 1997. Both of these statements relate to disclosure requirements only, thus adoption will not affect either the Corporations financial condition or results of operations.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") was issued, effective for periods beginning after December 15, 1997. FAS 130 requires that changes in comprehensive income (changes in equity from transactions, events and circumstances from "non-owner sources", as defined) items be shown in a primary financial statement.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued, effective for periods beginning after December 15, 1997. FAS 131 requires disclosure of financial and descriptive information about its reportable operating segments.

         The Corporation is currently reviewing the requirements of FAS 130 and FAS 131, which will be adopted as of January 1, 1998.

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         As part of asset and liability management activities, the Corporation employs interest rate swaps ("Swaps") to modify the interest rate characteristics of nontrading-related balance sheet instruments. Specifically, Swaps are used to mitigate interest rate exposure created by financing fixed rate residential real estate mortgage loans with short-term interest bearing deposits. The Corporation utilizes Swaps solely as hedging instruments. The specific criteria required for Swaps used for such purposes are described below.

         Swaps used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Swaps must be linked to the related asset or liability, whereby the terms of the Swap generally equal the terms of the related asset or liability, at the inception and throughout the term of the derivative contract.

         Swaps that qualify as hedges are accounted for under the accrual method; the interest component associated with Swaps is recognized over the life of the contract in net interest revenue and there is no recognition of unrealized gains and losses on the Swap in the statement of financial condition. It has been the Corporation's practice not to terminate its Swaps or sell the underlying financial instruments that are being hedged by the Swaps. However, if the Corporation terminates a Swap, any amounts received from (a gain) or paid to (a loss) the counterparty would be deferred and amortized over the shorter of the remaining original life of the hedged item or the terminated Swap in other income or expense. In instances when the hedged item is sold, the cumulative change in the value of the associated Swap is recognized immediately as an adjustment to the gain or loss of the hedged item.

6.       NET INTEREST REVENUE

         Net Interest Revenue for financial reporting purposes consists of interest income less interest expense and the provision for credit losses. The following is a detailed analysis of the composition of net interest revenue:

                            U.S. TRUST CORPORATION

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                Three Month Periods                Six Month Periods
                                                  Ended June 30,                    Ended June 30,
                                            ----------------------------      ----------------------------
(In Thousands)                                  1997           1996               1997           1996
                                            -------------   ------------      -------------   ------------
Interest Income:
   Loans                                         $32,642        $28,539          $  64,098      $  55,987
   Securities:
     Taxable                                      17,329         10,713             35,074         18,689
     Tax Exempt                                    1,004            750              2,002          1,466
   Short-Term Investments                          1,688            339              2,761          3,602
   Deposits with Banks                               363            456                693          1,146
                                            -------------   ------------      -------------   ------------
Total Interest Income                             53,026         40,797            104,628         80,890
                                            -------------   ------------      -------------   ------------
Interest Expense:
   Deposits                                       25,206         18,859             49,793         38,160
   Short-Term Credit Facilities                    4,033          2,147              7,877          2,976
   Long-Term Debt                                    411            478                842            975
   Trust Preferred Capital Securities              1,059         -                   1,751         -
                                            -------------   ------------      -------------   ------------
Total Interest Expense                            30,709         21,484             60,263         42,111
                                            -------------   ------------      -------------   ------------
Net Interest Income                               22,317         19,313             44,365         38,779
   Provision for Credit Losses                       150            250                450            500
                                            -------------   ------------      -------------   ------------
Net Interest Revenue                             $22,167        $19,063          $  43,915      $  38,279
                                            =============   ============      =============   ============


7.       PLEDGED ASSETS

         Financial instruments carried at $154.4 million on June 30, 1997 and $154.2 million on December 31, 1996 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

8.       CONTINGENCIES

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

9.       RECLASSIFICATIONS

         Certain amounts presented in prior periods have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REPORTING MATTERS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. Except for the historical information contained herein, matters discussed in this report may be forward-looking statements which involve risks and uncertainties and actual results may differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. Please refer to the Corporation's 1996 Annual Report on Form 10-K for a detailed description of the Corporation's Financial Performance Objectives.

RESULTS OF OPERATIONS

         Net income for the second quarter of 1997 was $12.4 million, compared to $9.9 million earned in the second quarter of 1996. On a fully diluted per share basis, net income was $0.58 in the second quarter of 1997, versus $0.47 in the second quarter of 1996. The Corporation's return on average stockholders' equity was 22.6% for the second quarter of 1997, compared to 20.9% for the second quarter of 1996.

FEE REVENUE

                                                    Three Month Periods Ended
                                                  -------------------------------       %
                                                    June 30,          June 30,       Better
                    (In Thousands)                    1997              1996         (Worse)
                    --------------                --------------    -------------  ------------
                    Investment Management
                      and Related Services              $61,451          $54,135          13.5
                    Corporate Trust                       6,462            6,247           3.4
                                                  --------------    -------------  ------------

                          Total Fee Revenue             $67,913          $60,382          12.5
                                                  ==============    =============  ============

                    Market Related Fees                 $54,049          $46,475          16.3
                    Transaction Related Fees             13,864           13,907          (0.3)
                                                  --------------    -------------  -------------

                          Total Fee Revenue             $67,913          $60,382          12.5
                                                  ==============    =============  ============

                                                      Six Month Periods Ended
                                                   ------------------------------       %
                                                     June 30,        June 30,        Better
                    (In Thousands)                     1997            1996          (Worse)
                    --------------                 --------------  --------------  ------------
                    Investment Management
                      and Related Services              $122,670        $106,852          14.8
                    Corporate Trust                       11,939          11,529           3.6
                                                   --------------  --------------  ------------

                          Total Fee Revenue             $134,609        $118,381          13.7
                                                   ==============  ==============  ============

                    Market Related Fees                 $107,421       $  90,963          18.1
                    Transaction Related Fees              27,188          27,418          (0.8)
                                                   --------------  --------------  -------------

                          Total Fee Revenue             $134,609        $118,381          13.7
                                                   ==============  ==============  ============

         Total fee revenue for the second quarter of 1997 increased approximately $7.5 million to $67.9 million from $60.4 million in the second quarter of 1996. Market related fee revenue increased by $7.6 million to $54.0 million from $46.5 million in the second quarter of 1996.

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

         Most market related fee revenue is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation receives a smaller percentage of the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not typically have a proportionate impact on the level of market related fee revenue. Another important factor in the determination of the level of market related fee revenue is the composition of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate, if any, impact on the level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                                  June 30,        March 31,        June 30,
                                                    1997            1997             1996
                                                --------------  --------------  ---------------
                  Equity                                  55%             52%              49%
                  Fixed Income                            33%             35%              37%
                  Short-Term and Other                    12%             13%              14%
                                                --------------  --------------  ---------------
                                                         100%            100%             100%
                                                ==============  ==============  ===============

         The carrying amount of assets under management was $57.7 billion at June 30, 1997, increasing $7.4 billion from June 30, 1996 and $4.4 billion from March 31, 1997. Investment management assets at June 30, 1997, increased approximately $6.8 billion from June 30, 1996 and $3.7 billion from March 31, 1997. Investment management assets at June 30, 1997 include approximately $670 million (approximate value at initial acquisition) of assets related to the acquisitions of Florence Fearrington, Inc. in the first quarter of 1997 and Lilienthal Associates in the fourth quarter of 1996.

                                                                                                  June vs.       June vs.
                                                                                                    March          June
                                                                                                      %              %
Assets Under Management and Administration              June 30,      March 31,      June 30,      Better         Better
(In Billions)                                             1997           1997          1996        (Worse)        (Worse)
-----------------------------------------------------  ------------  ------------- ------------- ------------  ------------
Assets Under Management:
  Investment Management                                    $  42.3        $  38.6       $  35.5          9.6          18.9
  Special Fiduciary                                           15.4           14.7          14.8          4.9           4.7
                                                       ------------  ------------- ------------- ------------  ------------
Total Assets Under Management                                 57.7           53.3          50.3          8.3          14.7
                                                       ------------  ------------- ------------- ------------  ------------
Assets Under Administration:
  Personal Custody and Other                                  19.2           15.9          14.6         21.2          32.1
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value                   234.8          226.0         199.7          3.8          17.6
                                                       ------------  ------------- ------------- ------------  ------------
Total Assets Under Administration                            254.0          241.9         214.3          5.0          18.6
                                                       ------------  ------------- ------------- ------------  ------------
Total Assets Under Management and
    Administration                                          $311.7         $295.2        $264.6          5.6          17.8
                                                       ============  ============= ============= ============  ============

         Approximately $5.3 billion of assets under management were invested in the Corporation's Excelsior Funds at June 30, 1997. At March 31, 1997 and June 30, 1996, total assets under management invested in the Excelsior Funds were $5.1 billion and $4.3 billion, respectively.

NET INTEREST REVENUE

                                                         Three Month Periods Ended
                                                      --------------------------------        %
                                                        June 30,           June 30,         Better
                  (In Thousands)                          1997               1996          (Worse)
                  ----------------------------------  -------------       ------------    -----------
                  Interest Income                          $53,026            $40,797           30.0
                  Interest Expense                          30,709             21,484          (42.9)
                                                      -------------       ------------    -----------
                       Net Interest Income                  22,317             19,313           15.6
                  Provision for Credit Losses                  150                250           40.0
                                                      -------------       ------------    -----------
                       Net Interest Revenue                $22,167            $19,063           16.3
                                                      =============       ============    ===========

                                                          Six Month Periods Ended
                                                      --------------------------------        %
                                                        June 30,           June 30,         Better
                  (In Thousands)                          1997               1996          (Worse)
                  ----------------------------------  -------------       ------------    -----------
                  Interest Income                         $104,628            $80,890           29.3
                  Interest Expense                          60,263             42,111          (43.1)
                                                      -------------       ------------    -----------
                       Net Interest Income                  44,365             38,779           14.4
                  Provision for Credit Losses                  450                500           10.0
                                                      -------------       ------------    -----------
                       Net Interest Revenue                $43,915            $38,279           14.7
                                                      =============       ============    ===========

         Net interest revenue is affected by changes in interest rates, funding strategies, and the relative proportion and composition of interest bearing and non-interest bearing financial instruments. Although the net yield on interest earning assets has declined from 3.39% for the quarter ended June 30, 1996 to 3.06% for the quarter ended June 30, 1997, this has been offset by a higher volume of interest earning assets.

OPERATING EXPENSES

                                                          Three Month Periods Ended
                                                         -----------------------------         %
                                                          June 30,          June 30,        Better
                    (In Thousands)                          1997              1996         (Worse)
                    -----------------------------------  -----------       -----------    -----------
                    Salaries                                $25,220           $23,017          (9.6)
                    Employee Benefits and
                       Performance Compensation              16,443            13,322         (23.4)
                                                         -----------       -----------    -----------
                    Total Salaries and Benefits              41,663            36,339         (14.7)
                    Net Occupancy                             9,192             8,142         (12.9)
                    Other                                    18,834            17,973          (4.8)
                                                         -----------       -----------    -----------
                    Total Operating Expenses                $69,689           $62,454         (11.6)
                                                         ===========       ===========    ===========

                                                            Six Month Periods Ended
                                                         -----------------------------         %
                                                          June 30,          June 30,        Better
                    (In Thousands)                          1997              1996          (Worse)
                    -----------------------------------  -----------       -----------    ------------
                    Salaries                              $  48,806         $  44,920           (8.7)
                    Employee Benefits and
                       Performance Compensation              33,363            25,607          (30.3)
                                                         -----------       -----------    ------------
                    Total Salaries and Benefits              82,169            70,527          (16.5)
                    Net Occupancy                            18,396            16,381          (12.3)
                    Other                                    38,034            36,422           (4.4)
                                                         -----------       -----------    ------------
                    Total Operating Expenses               $138,599          $123,330          (12.4)
                                                         ===========       ===========    ============

         Operating expenses increased by $7.2 million in the second quarter of 1997, compared to the second quarter of 1996. The Corporation's pre-tax margin was 22.6% for the second quarter of 1997 and 21.4% for the second quarter of 1996.

         For the first half of 1997, operating expenses increased by $15.3 million, compared to the first half of 1996. The Corporation's pre-tax margin was 22.4% for the first half of 1997 and 21.4% for the first half of 1996.

         Employee benefits and performance compensation expense was the principal reason for the rise in operating expenses in both periods. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other changes, conditions or circumstances that warrant adjustment. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 4.9% to 1,496 at June 30, 1997, compared to 1,426 at June 30, 1996.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of June 30, 1997, approximately 107 employees were devoted to these functions compared to 93 employees as of June 30, 1996. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $6.3 million for the second quarter of 1997, and $6.2 million during the corresponding 1996 period. Direct expenses increased minimally during the second quarter of 1997 compared to the second quarter of 1996 due to a change in timing of payments of sales incentives from the second quarter in 1996 to the first quarter in 1997. For the first half of the 1997 direct expenses amounted to $13.5 million an increase of 15.3% from the $11.7 million incurred during the first half of 1996. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $501,000 and $451,000 for the second quarters of 1997 and 1996, respectively and $1.0 million and $904,000 for the first six months of 1997 and 1996, respectively.

         The Corporation has established a task force to evaluate, coordinate and execute any systems changes that may be required by the year 2000 date change. The Corporation is working with The Chase Manahattan Corporation (provider of certain of the Corporation's data processing systems) as well as other vendors to ensure compliance with required systems changes.

INCOME TAXES

         The effective tax rate for the 1997 second quarter and first half was 39.0%, compared to 42.0% for the 1996 second quarter and first half. The decline in the effective tax rate is due to a decrease in state and local income taxes, resulting from the increasing contribution to income from the national expansion of the Corporation's businesses.

FINANCIAL CONDITION

CAPITAL

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 14.6% at June 30, 1997 and 11.0% at June 30, 1996. The ratio of Total Capital to period end risk-adjusted assets was 15.7% at June 30, 1997 and 12.2% at June 30, 1996. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 7.1% at June 30, 1997 and 5.7% at June 30, 1996. The Corporation's capital ratios were positively impacted as a result of the issuance of $50.0 million of Trust Preferred Capital Securities on January 28, 1997 (see Notes to the Condensed Consolidated Financial Statements No. 2).

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

         The Corporation's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders and purchases of its common stock. On January 28, 1997, the Corporation announced a 20% increase in the Corporation's regular quarterly dividend, indicating an annual dividend rate of $0.60 per share. During the first six months of 1997, the Board of Directors declared two quarterly dividends of $0.15 per share.

         The Board of Directors authorized the repurchase of up to a total of two million shares of common stock. During the first six months of 1997, the Corporation had repurchased 522,590 shares at a weighted average purchase price of $45.63 per share. The repurchased shares will be used to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. At June 30, 1997, the subsidiaries have the ability to pay dividends of approximately $43.9 million without prior approval of the regulatory authorities. The proceeds from the issuance of Trust Preferred Capital Securities (see Notes to the Condensed Consolidated Financial Statements No. 2) have been used for general corporate purposes, including the acquisition of the Corporation's common stock.

         The Corporation has a $40.0 million unsecured revolving credit facility maturing in 1999. As of June 30, 1997, the Corporation had no borrowings outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         Subsidiaries of the Corporation have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $107.6 million. As of June 30, 1997, the subsidiaries have borrowed $21.0 million on these facilities from the FHLB.

         Liquidity is also generated from the types of financial instruments that the subsidiaries carry as investments. Approximately $1.03 billion or 86% of the securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At June 30, 1997, securities sold under agreements to repurchase aggregated $54.9 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue while maintaining a high level of asset quality, acceptable levels of interest rate sensitivity and adequate liquidity.

         The Corporation's asset mix is principally liquid and low-risk. Approximately 40% of average total assets for the first six months of 1997, consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government securities and investment securities backed by the full faith and credit of the U.S. Government.

         The loan portfolio is the largest component of average total assets. For the 1997 first half, average loans comprise approximately 49% of average assets. Average loans increased $239.9 million, or 16.8%, to $1.7 billion during the first half of 1997, from $1.4 billion for the first half of 1996. See the "Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

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

                                               0 - 3           4 - 6         7 - 12         1 - 5          Over
(In Thousands)                                 Months          Months        Months         Years         5 Years        Total
------------------------------------------   -----------      ---------     ---------    -----------     ---------    -----------
INTEREST EARNING ASSETS:
Interest Earning Securities                  $   513,434      $ 141,461     $ 156,148    $   473,988     $ 173,974    $ 1,459,005
Loans, Net of Allowance
   for Credit Losses                             673,846         45,312        90,665        649,026       283,032      1,741,881
                                             -----------      ---------     ---------    -----------     ---------    -----------
Total Interest Earning Assets                  1,187,280        186,773       246,813      1,123,014       457,006      3,200,886
                                             -----------      ---------     ---------    -----------     ---------    -----------
INTEREST BEARING LIABILITIES:
Interest Bearing Deposits                     (1,801,426)       (19,139)      (33,074)       (52,984)           --     (1,906,623)
Short-Term Credit Facilities                    (348,801)            --            --             --            --       (348,801)
Trust Preferred Capital Securities                    --             --            --             --       (50,000)       (50,000)
Long-Term Debt                                        --         (1,000)       (1,000)       (20,254)       (1,000)       (23,254)
                                             -----------      ---------     ---------    -----------     ---------    -----------
Total Interest Bearing Liabilities            (2,150,227)       (20,139)      (34,074)       (73,238)      (51,000)    (2,328,678)
                                             -----------      ---------     ---------    -----------     ---------    -----------
Asset/(Liability) Sensitivity Gap               (962,947)       166,634       212,739      1,049,776       406,006        872,208
Interest Rate Swaps                              617,250*          (750)      (81,500)      (410,000)     (125,000)            --
                                             -----------      ---------     ---------    -----------     ---------    -----------
Interest Rate Sensitivity Gap                   (345,697)       165,884       131,239        639,776       281,006        872,208
Net Non-Interest Earning Assets,
  Non-Interest Bearing Liabilities and
  Stockholders' Equity                          (367,699)            --       (21,600)      (255,784)     (227,125)      (872,208)
                                             -----------      ---------     ---------    -----------     ---------    -----------
Maturity/Repricing Gap                          (713,396)       165,884       109,639        383,992        53,881             --
                                             -----------      ---------     ---------    -----------     ---------    -----------
Cumulative Gap                               $  (713,396)     $(547,512)    $(437,873)   $   (53,881)    $      --    $        --
                                             ===========      =========     =========    ===========     =========    ===========

* Includes $618.0 million of total outstanding notional principal net of maturing and amortizing Swaps.

         As part of its overall asset and liability management process, the Corporation uses Swaps as hedges. Swaps mitigate the interest rate exposure created by financing the residential real estate mortgage loans with short-term deposits. The following table provides details, as of June 30, 1997, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                          Maturing
                                  --------------------------------------------------
                                     Within 1            1 to 5           Over 5
(Dollars In Thousands)                 Year              Years             Years           Total
--------------------------------  ---------------      -----------      ------------     ----------
Fixed Pay Swaps                       $   83,000         $450,000         $  85,000       $618,000
Average Rate Paid                         6.4464 %         6.7007 %          6.1703 %       6.5936 %
Average Rate Received (1)                 5.8069 %         5.8208 %          5.8088 %       5.8172 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters and six month periods ended June 30, 1997 and 1996, are detailed in the following table.

                                                  Three Month Periods Ended                  Six Month Periods Ended
                                            --------------------------------------     ------------------------------------
(Dollars In Thousands)                      June 30, 1997        June 30, 1996         June 30, 1997       June 30, 1996
----------------------                      -----------------   -------------------    ----------------    ----------------
Net Interest Revenue:
   As Reported                                      $22,167               $19,063             $43,915              $38,279
   Excluding Hedging Activities                     $23,571               $20,505             $46,998              $40,748

Net Yield on Interest Earning Assets:
   As Reported                                        3.06%                 3.39%               3.04%                3.44%
   Excluding Hedging Activities                       3.26%                 3.66%               3.28%                3.66%

         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing swaps to hedge interest rate risk.

Interest Earning Securities

         Interest earning securities are comprised of $90.8 million and $202.0 million of interest bearing deposits with banks, $1.20 billion and $1.17 billion of securities available for sale and $166.0 million and $84.0 million of federal funds sold at June 30, 1997 and December 31, 1996, respectively.

         During the first six months of 1997, the Corporation purchased approximately $472.2 million (principally U.S. Government Treasury and Federal agency) of securities classified as available for sale. Approximately 86% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is primarily comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

         At June 30, 1997, the market value of interest earning securities exceeded their amortized cost by $1.9 million. The amortized cost of interest earning securities exceeded their market value by $3.6 million at June 30, 1996. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

ASSET QUALITY

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At June 30, 1997, the loan portfolio totaled $1.8 billion of which over 72% were collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:

                                              Three Month Periods                 Six Month Periods
                                                Ended June 30,                      Ended June 30,
                                         ------------------------------     -------------------------------
(In Thousands)                              1997              1996              1997              1996
--------------------------------------   ------------      ------------     -------------      ------------
Balance, Beginning of Period                 $17,268           $16,160           $16,693           $16,086
Provision for Credit Losses                      150               250               450               500

Recoveries                                       211                67               486               275
Charge-offs                                   -                   (275)          -                    (659)
                                         -------------      -------------    ------------      ------------

Net (Charge-Offs) Recoveries                     211              (208)              486              (384)
                                         ------------      -------------    -------------      ------------

Balance, End of Period                       $17,629           $16,202           $17,629           $16,202
                                         ============      ============     =============      ============

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

         As a percentage of average loans, annualized net loan recoveries were five basis points for the second quarter of 1997, compared to annualized net loan charge-offs of six basis points for the second quarter of 1996. For the first half of 1997, annualized net loan recoveries as a percentage of average loans were six basis points, versus annualized net loan charge-offs of five basis points for the first half of 1996. The allowance for credit losses at June 30, 1997, was 1.04% of average loans for the quarter. This compares with 1.09% of average loans for the quarter ended June 30, 1996. Given the current market environment, it is anticipated that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                      June 30,       March 31,       Dec. 31,       Sept. 30,        June 30,
(In Millions)                           1997           1997            1996           1996             1996
---------------------------------   --------------  ------------  --------------- --------------  ---------------
Non-accrual loans                            $8.8          $8.8             $8.9          $10.8            $12.2
Real estate owned, net                        0.7           0.7              0.7            7.0              7.0
                                    --------------  ------------  --------------- --------------  ---------------
Total Nonperforming Assets                   $9.5          $9.5             $9.6          $17.8            $19.2
                                    ==============  ============  =============== ==============  ===============

         Other real estate owned is net of a reserve for selling and disposition costs of $477,000 at June 30, 1997, March 31, 1997 and December 31, 1996 and $978,000 for the second and third quarters of 1996.

         The allowance for credit losses as a percentage of non-accrual loans was 200.2% at June 30, 1997, compared to 133.1% at June 30, 1996. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.6% at June 30, 1997, compared to 1.3% at June 30, 1996.

                                                       U.S. TRUST CORPORATION
                                  CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES
                          (Dollars in Thousands; Interest and Average Rates on a Taxable Equivalent Basis)
                                                             (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------------------------------------
                                                                    1997                                       1996
                                               --------------------------------------------     -----------------------------------
                                                 AVERAGE                            AVERAGE       AVERAGE                   AVERAGE
                                                 BALANCE            INTEREST          RATE        BALANCE       INTEREST      RATE
                                                 -------            --------          ----        -------       --------      ----
ASSETS
Interest Earning Securities (1) (2)             $ 1,332,254        $    21,267        6.40%      $  876,459      $12,975      5.95%
Loans (3)                                         1,699,592             32,642        7.70        1,492,522       28,539      7.69
                                                -----------        -----------        ----       ----------      -------      ----
Total Interest Earning Assets                     3,031,846             53,909        7.12        2,368,981       41,514      7.04
                                                -----------        -----------        ----       ----------      -------      ----
Allowance for Credit Losses                         (17,445)                                        (16,278)
Cash and Due from Banks                              70,220                                          74,266
Other Assets                                        333,602                                         299,393
                                                -----------                                     -----------
Total Assets                                    $ 3,418,223                                     $ 2,726,362
                                                ===========                                     ===========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest Bearing Deposits                       $ 2,087,345             25,206        4.84       $1,638,152       18,859      4.63
Short-Term Credit Facilities                        292,065              4,033        5.54          160,924        2,147      5.37
Trust Preferred Capital Securities                   50,000              1,059        8.47               --           --        --
Long-Term Debt                                       23,254                411        7.09           26,468          478      7.22
                                                -----------        -----------        ----       ----------      -------      ----
Total Sources on Which
     Interest is Paid                             2,452,664             30,709        5.02        1,825,544       21,484      4.73
                                                -----------        -----------        ----       ----------      -------      ----
Total Non-Interest Bearing
     Deposits                                       507,466                                         477,534
Other Liabilities                                   230,229                                         223,528
Stockholders' Equity (3)                            227,864                                         199,756
                                                -----------                                     -----------

Total Liabilities and
     Stockholders' Equity                       $ 3,418,223                                     $ 2,726,362
                                                ===========                                     ===========
Net Interest Revenue -
     Tax Equivalent Basis                                              23,200                                     20,030
Credit Loss Provision                                                    (150)                                      (250)
Tax Equivalent Adjustment (2)                                            (883)                                      (717)
                                                                   -----------                                   -------
Net Interest Revenue                                               $   22,167                                    $19,063
                                                                   ===========                                   =======
Net Yield on Interest
       Earning Assets                                                                 3.06%                                   3.39%
                                                                                      =====                                   =====
Interest Spread                                                                       2.10%                                   2.31%
                                                                                      =====                                   =====

(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)  Yields on obligations of states and political subdivisions are stated  on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of 47%.

(3)  Loans and Stockholders' Equity have been increased to include the Loan to ESOP, which had an average balance of $7.3 million in 1997 and $10.5 million in 1996.

                                                                 22

                                                       U.S. TRUST CORPORATION
                                  CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES
                          (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                                             (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------------
                                                                   1997                                           1996
                                                 -------------------------------------------      ----------------------------------
                                                   AVERAGE                           AVERAGE       AVERAGE                   AVERAGE
                                                   BALANCE            INTEREST         RATE        BALANCE        INTEREST     RATE
                                                   -------            --------         ----        -------        --------     ----
ASSETS
Interest Earning Securities (1) (2)              $ 1,357,109        $    42,332        6.29%      $  898,029      $26,238      5.88%
Loans (3)                                          1,679,548             64,098        7.70        1,442,853       55,987      7.80
                                                 -----------        -----------        ----       ----------      -------      ----
Total Interest Earning Assets                      3,036,657            106,430        7.05        2,340,882       82,225      7.05
                                                 -----------        -----------        ----       ----------      -------      ----
Allowance for Credit Losses                          (17,171)                                        (16,270)
Cash and Due from Banks                               69,284                                          85,973
Other Assets                                         331,511                                         298,418
                                                 -----------                                     -----------
Total Assets                                     $ 3,420,281                                     $ 2,709,003
                                                 ===========                                     ===========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest Bearing Deposits                        $ 2,091,013             49,793        4.80       $1,643,599       38,160      4.67
Short-Term Credit Facilities                         290,570              7,877        5.47          116,035        2,976      5.16
Trust Preferred Capital Securities                    42,541              1,751        8.23               --           --        --
Long-Term Debt                                        23,787                842        7.12           26,973          975      7.23
                                                 -----------        -----------        ----       ----------      -------      ----
Total Sources on Which
     Interest is Paid                              2,447,911             60,263        4.96        1,786,607       42,111      4.74
                                                 -----------        -----------        ----       ----------      -------      ----
Total Non-Interest Bearing
     Deposits                                        495,976                                         492,162
Other Liabilities                                    246,225                                         231,962
Stockholders' Equity (3)                             230,169                                         198,272
                                                 -----------                                     -----------
Total Liabilities and
     Stockholders' Equity                        $ 3,420,281                                     $ 2,709,003
                                                 ===========                                     ===========
Net Interest Revenue -
     Tax Equivalent Basis                                                46,167                                    40,114
Credit Loss Provision                                                      (450)                                     (500)
Tax Equivalent Adjustment (2)                                            (1,802)                                   (1,335)
                                                                    -----------                                   --------
Net Interest Revenue                                                $    43,915                                   $ 38,279
                                                                    ===========                                   ========
Net Yield on Interest
       Earning Assets                                                                  3.04%                                   3.44%
                                                                                       =====                                   =====
Interest Spread                                                                        2.09%                                   2.31%
                                                                                       =====                                   =====

(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)  Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of 47%.

(3)  Loans and Stockholders' Equity have been increased to include the Loan to ESOP, which had an average balance of $7.8 million in
     1997 and $11.0 million in 1996.


                                                                 23

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Corporation was held April 22, 1997.

         (b) Not required.

         (c) (i) Election of six directors to hold office for a term expiring in 2000, and, in each case, until their successors have been elected and qualified.

Peter O. Crisp                                            Jeffrey S. Maurer
         For                        17,005,197                For                       16,971,296
         Withhold Authority         255,363                   Withhold Authority        289,264

Antonia M. Grumbach                                       David A. Olsen
         For                        16,736,073                For                       17,006,173
         Withhold Authority         524,487                   Withhold Authority        254,387

Frederic C. Hamilton                                      Richard F. Tucker
         For                        16,991,253                For                       17,005,601
         Withhold Authority         269,307                   Withhold Authority        524,959

         (ii) Ratification of appointment of Coopers & Lybrand L.L.P. as independent auditors for the Corporation and its consolidated subsidiaries for the year 1997.

For               16,930,304
Against           154,428
Abstain           182,847

         (iii) Approval of amendments to the 1995 Stock Option Plan.

For               13,957,569
Against           2,627,668
Abstain           182,314

         (iv) Approval of amendments to the Executive Incentive Plan.

For               14,952,069
Against           1,697,290
Abstain           249,068

         (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

3.1      Restated Certificate of Incorporation of the Corporation, filed as
         Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (Registration No. 33-62371). (1)
3.2 By-Laws of the Corporation, filed as Appendix II to the Corporation's Registration Statement on Form 10 dated February 9, 1995. (1)
4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.23    Form of Benefits Protection Agreement for H. Marshall Schwarz, Jeffrey
         S. Maurer and Frederick B. Taylor.
10.24    Form of Benefits Protection Agreement.
10.25    Benefits Protection Agreement for Maribeth S. Rahe.
11       Statement re Computation of Net Income Per Share.
27       Financial Data Schedule.

(1)  Incorporated herein by reference.


         (b) REPORTS ON FORM 8-K:

         None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         U. S. Trust Corporation
                                                                    (Registrant)



Date:  August 13, 1997                         By:          Richard E. Brinkmann
       ---------------                            ------------------------------
                                                            Richard E. Brinkmann

                                                                 Comptroller and
                                                          Chief Planning Officer
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX

Item No.                         Description
--------                         -----------


3.1      Restated Certificate of Incorporation of the Corporation, filed as
         Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (Registration No. 33-62371). (1)
3.2 By-Laws of the Corporation, filed as Appendix II to the Corporation's Registration Statement on Form 10 dated February 9, 1995. (1)
4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.23    Form of Benefits Protection Agreement for H. Marshall Schwarz, Jeffrey
         S. Maurer and Frederick B. Taylor.
10.24    Form of Benefits Protection Agreement.
10.25    Benefits Protection Agreement for Maribeth S. Rahe.
11       Statement re Computation of Net Income Per Share.
27       Financial Data Schedule.

(1)  Incorporated herein by reference.