Form 10-Q
period 1997-09-30
U S TRUST CORP /NY
filed 1997-11-10
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1997

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      19,141,578 shares, Common Stock, $1 par value, as of October 31, 1997

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                              Page #
----------------------------                                              ------

Condensed Consolidated Statement of Income:
  For the Three Months Ended September 30, 1997 and 1996                     3
  For the Nine Months Ended September 30, 1997 and 1996                      4

Condensed Consolidated Statement of Condition as of  September 30, 1997
   and December 31, 1996                                                     5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Nine Months Ended September 30, 1997 and 1996                     6

Condensed Consolidated Statement of Cash Flows for the Nine Months
   Ended September 30, 1997 and 1996                                         7

Notes to the Condensed Consolidated Financial Statements                     8

Condensed Consolidated Net Interest Revenue and Average Balances:
   For the Three Months Ended September 30, 1997 and 1996                   22
   For the Nine Months Ended September 30, 1997 and 1996                    23

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------
                                                                BETTER (WORSE)
                                                             ---------------------
                                       1997        1996         $             %
                                     --------    --------    --------     --------
Fee Revenue                          $ 71,182    $ 62,234    $  8,948         14.4 %
Net Interest Revenue                   22,858      19,412       3,446         17.8
Securities Gains, Net                      --           4          (4)          --
                                     --------    --------    --------     --------

TOTAL REVENUE                          94,040      81,650      12,390         15.2
                                     --------    --------    --------     --------

OPERATING EXPENSES
Salaries                               25,862      23,710      (2,152)        (9.1)
Employee Benefits and Performance
         Compensation                  17,540      14,817      (2,723)       (18.4)
                                     --------    --------    --------     --------

Total Salaries and Benefits            43,402      38,527      (4,875)       (12.7)
Net Occupancy                          10,226       8,926      (1,300)       (14.6)
Other                                  19,006      16,888      (2,118)       (12.5)
                                     --------    --------    --------     --------

TOTAL OPERATING EXPENSES               72,634      64,341      (8,293)       (12.9)
                                     --------    --------    --------     --------

Income Before Income Tax Expense       21,406      17,309       4,097         23.7
Income Tax Expense                      8,349       7,097      (1,252)       (17.6)
                                     --------    --------    --------     --------

NET INCOME                           $ 13,057    $ 10,212    $  2,845         27.9 %
                                     ========    ========    ========     ========

NET INCOME PER SHARE                 $   0.61    $   0.49    $   0.12         24.5 %
                                     ========    ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------
                                                                BETTER (WORSE)
                                                             ---------------------
                                       1997        1996         $            %
                                     --------    --------    --------     --------
Fee Revenue                          $205,791    $180,615    $ 25,176         13.9 %
Net Interest Revenue                   66,773      57,691       9,082         15.7
Securities Gains, Net                       9         210        (201)       (95.7)
                                     --------    --------    --------     --------

TOTAL REVENUE                         272,573     238,516      34,057         14.3
                                     --------    --------    --------     --------

OPERATING EXPENSES
Salaries                               74,668      68,630      (6,038)        (8.8)
Employee Benefits and Performance
         Compensation                  50,903      40,424     (10,479)       (25.9)
                                     --------    --------    --------     --------

Total Salaries and Benefits           125,571     109,054     (16,517)       (15.1)
Net Occupancy                          28,622      25,307      (3,315)       (13.1)
Other                                  57,040      53,310      (3,730)        (7.0)
                                     --------    --------    --------     --------

TOTAL OPERATING EXPENSES              211,233     187,671     (23,562)       (12.6)
                                     --------    --------    --------     --------

Income Before Income Tax Expense       61,340      50,845      10,495         20.6
Income Tax Expense                     23,923      21,182      (2,741)       (12.9)
                                     --------    --------    --------     --------

NET INCOME                           $ 37,417    $ 29,663    $  7,754         26.1 %
                                     ========    ========    ========     ========

NET INCOME PER SHARE                 $   1.73    $   1.41    $   0.32         22.7 %
                                     ========    ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                      1997            1996
                                                         -----------     -----------
Cash and Due from Banks                                  $   120,152     $    78,566
Interest Earning Securities                                1,325,239       1,451,869
Loans, Net of Allowance for Credit Losses
         ($18,050 in 1997 and $16,693 in 1996)             1,798,126       1,671,448
Other Assets                                                 300,359         275,435
                                                         -----------     -----------

Total Assets                                             $ 3,543,876     $ 3,477,318
                                                         ===========     ===========

LIABILITIES

Deposits:
         Non-Interest Bearing                            $   608,833     $   687,942
         Interest Bearing                                  2,120,361       2,075,847
                                                         -----------     -----------

Total Deposits                                             2,729,194       2,763,789
Short-Term Credit Facilities                                 267,340         240,283
Accounts Payable and Accrued Liabilities                     244,122         232,680
Long-Term Debt                                                23,254          26,468
                                                         -----------     -----------

Total Deposits and Other Liabilities                       3,263,910       3,263,220

Trust Preferred Capital Securities                            50,000              --
                                                         -----------     -----------

Total Liabilities                                          3,313,910       3,263,220
                                                         -----------     -----------

STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
         Authorized; 19,885,110 Shares Issued in 1997
         and 19,629,562 Shares Issued in 1996                 19,885          19,630
Capital Surplus                                               10,540           3,575
Retained Earnings                                            235,444         205,384
Treasury Stock, at Cost (706,657 Shares in 1997
         and 124,000 Shares in 1996)                         (32,449)         (4,728)
Loan to ESOP                                                  (7,254)        (10,468)
Unrealized Gain, Net of Taxes, on
         Securities Available for Sale                         3,800             705
                                                         -----------     -----------

Total Stockholders' Equity                                   229,966         214,098
                                                         -----------     -----------

Total Liabilities and Stockholders' Equity               $ 3,543,876     $ 3,477,318
                                                         ===========     ===========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
COMMON STOCK
Balance, January 1                                      $  19,630     $   9,739
Effect of Two-For-One Stock Split                              --         9,739
Acquisition                                                   204            --
Issuance of Shares Under Employee Benefit Plans                51            79
                                                        ---------     ---------

Balance, September 30                                   $  19,885     $  19,557
                                                        ---------     ---------

CAPITAL SURPLUS
Balance, January 1                                      $   3,575     $     125
Effect of Two-For-One Stock Split                              --          (125)
Acquisition                                                 6,943            --
Employee Benefit Plans                                         22         1,047
                                                        ---------     ---------

Balance, September 30                                   $  10,540     $   1,047
                                                        ---------     ---------

RETAINED EARNINGS
Balance, January 1                                      $ 205,384     $ 183,804
Effect of Two-For-One Stock Split                              --        (9,653)
Net Income                                                 37,417        29,663
Cash Dividends Declared ($0.45 Per Share in 1997
         and $0.375 Per Share in 1996)                     (8,722)       (7,334)
Tax Benefit on Stock Based Awards                           1,365            87
                                                        ---------     ---------

Balance, September 30                                   $ 235,444     $ 196,567
                                                        ---------     ---------

TREASURY STOCK
Balance, January 1                                      $  (4,728)    $      --
Purchases                                                 (30,376)           --
Issuance of Shares Under Employee Benefit Plans, Net        2,655            --
                                                        ---------     ---------

Balance, September 30                                   $ (32,449)    $      --
                                                        ---------     ---------

LOAN TO ESOP
Balance, January 1                                      $ (10,468)    $ (13,434)
Principal Payment by ESOP                                   3,214         2,966
                                                        ---------     ---------

Balance, September 30                                   $  (7,254)    $ (10,468)
                                                        ---------     ---------

UNREALIZED GAIN (LOSS), NET OF TAXES, ON
  SECURITIES AVAILABLE FOR SALE
Balance, January 1                                      $     705     $   1,609
Net Change in Fair Value, After Taxes                       3,095        (3,094)
                                                        ---------     ---------

Balance, September 30                                   $   3,800     $  (1,485)
                                                        ---------     ---------

Total Stockholders' Equity                              $ 229,966     $ 205,218
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                        ---------------------------
                                                           1997            1996
                                                        -----------     -----------
Net Cash Provided by Operating Activities               $    56,951     $    37,426
                                                        -----------     -----------

Cash Flows From Investing Activities:
Interest Earning Securities:
         Purchases                                         (509,331)     (1,189,612)
         Sales                                              104,999         124,026
         Maturities, Calls and Mandatory Redemptions        534,156         674,695
Net Change in Loans                                        (128,086)       (201,050)
Other, Net                                                  (18,315)        (18,253)
                                                        -----------     -----------

Net Cash (Used in) Investing Activities                     (16,577)       (610,194)
                                                        -----------     -----------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                 (79,109)          7,604
Net Change in Interest Bearing Deposits                      44,514         277,525
Net Change in Short-Term Credit Facilities                   27,057         241,304
Repayments of Long-Term Debt                                 (3,214)         (2,966)
Issuance of Trust Preferred Capital Securities               50,000              --
Purchases of Treasury Stock                                 (30,376)             --
Other, Net                                                   (7,660)         (6,237)
                                                        -----------     -----------

Net Cash Provided by Financing Activities                     1,212         517,230
                                                        -----------     -----------

Net Change in Cash and Cash Equivalents                      41,586         (55,538)
Cash and Cash Equivalents at January 1                       78,566          96,785
                                                        -----------     -----------

Cash and Cash Equivalents at September 30               $   120,152     $    41,247
                                                        ===========     ===========

-----------------------------------------------------------------------------------

Income Taxes Paid                                       $    24,968     $    15,992
Interest Expense Paid                                        89,394          67,058

Noncash Item:

Issuance of stock for employee benefit plans            $     3,283     $       944

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

         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, unless otherwise noted in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature.

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

         In February 1997, the Securities and Exchange Commission issued Release No. 34-38223 which requires (i) quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivatives and other financial instruments and (ii) enhanced descriptions of accounting policies for derivatives in the footnotes to the financial statements (see Notes to the Condensed Consolidated Financial Statements No. 5). The market risk disclosure requirements of this release will be applicable to the Corporation commencing with its 1997 Annual Report on Form 10-K. Since this release relates to disclosure requirements only, adoption will not affect either the Corporation's financial condition or results of operations.

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128") was issued, effective for interim and annual periods ending after December 15, 1997 and requires the restatement of prior period data. FAS 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," ("APB 15") and replaces Primary and Fully Diluted earnings per share with Basic Earnings Per Share ("BEPS") and Diluted Earnings Per Share ("DEPS"). The determinants of BEPS may be expressed in equation form as follows:

         - The equation for computing BEPS is:

                     Income Available to Common Stockholders
         --------------------------------------------------------------
         Weighted Average Shares Outstanding During the Reported Period

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

         The following table includes the quarterly and annual earnings per share data for the Corporation under both APB 15 and FAS 128:

                                   First         Second       Third        Fourth          Full
                                  Quarter       Quarter      Quarter       Quarter         Year
                                 --------      --------      --------      --------      --------
1996:
APB 15
    Primary                      $   0.46      $   0.47      $   0.49      $   0.53      $   1.94
    Fully Diluted                $   0.46      $   0.47      $   0.49      $   0.53      $   1.92

FAS 128
    Basic                        $   0.49      $   0.50      $   0.52      $   0.58      $   2.09
    Assuming Dilution            $   0.46      $   0.47      $   0.49      $   0.53      $   1.95

1997:
APB 15
    Primary                      $   0.55      $   0.58      $   0.61         --            --
    Fully Diluted                $   0.55      $   0.58      $   0.61         --            --

FAS 128
    Basic                        $   0.61      $   0.64      $   0.68         --            --
    Assuming Dilution            $   0.55      $   0.58      $   0.61         --            --

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

         The Corporation is currently reviewing the requirements of FAS 130 and FAS 131, which will be adopted as of January 1, 1998. FAS 131 need not be applied to interim periods during 1998.

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         As part of its asset and liability management activities, the Corporation employs interest rate swaps ("Swaps") to ameliorate the interest rate characteristics of nontrading-related balance sheet instruments. Specifically, Swaps are used to mitigate interest rate exposure created by financing fixed rate residential real estate mortgage loans with short-term interest bearing deposits. The Corporation utilizes Swaps solely as hedging instruments. The specific criteria required for Swaps used for such purposes are described below.

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

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         Three Month Periods     Nine Month Periods
                                         Ended September 30,     Ended September 30,
                                         --------------------    --------------------
(In Thousands)                             1997        1996        1997        1996
                                         --------    --------    --------    --------
Interest Income:
   Loans                                 $ 34,039    $ 30,233    $ 98,137    $ 86,220
   Securities:
     Taxable                               16,865      13,586      51,939      32,275
     Tax Exempt                               966         847       2,968       2,313
   Short-Term Investments                   1,189         158       3,950       3,760
   Deposits with Banks                        448         286       1,141       1,432
                                         --------    --------    --------    --------
Total Interest Income                      53,507      45,110     158,135     126,000
                                         --------    --------    --------    --------
Interest Expense:
   Deposits                                24,528      21,089      74,321      59,249
   Short-Term Credit Facilities             4,508       3,878      12,385       6,854
   Long-Term Debt                             414         481       1,256       1,456
   Trust Preferred Capital Securities       1,049          --       2,800          --
                                         --------    --------    --------    --------
Total Interest Expense                     30,499      25,448      90,762      67,559
                                         --------    --------    --------    --------
Net Interest Income                        23,008      19,662      67,373      58,441
   Provision for Credit Losses                150         250         600         750
                                         --------    --------    --------    --------
Net Interest Revenue                     $ 22,858    $ 19,412    $ 66,773    $ 57,691
                                         ========    ========    ========    ========

7.       PLEDGED ASSETS

         Financial instruments carried at $213.9 million on September 30, 1997 and $154.2 million on December 31, 1996 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

8.       CONTINGENCIES

         There are various pending and threatened actions and claims against the Corporation and its subsidiaries in which the Corporation has denied liability and which it will vigorously contest. Management, after consultation with counsel, is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

         Net income for the third quarter of 1997 was $13.1 million, compared to $10.2 million earned in the third quarter of 1996. On a fully diluted per share basis, net income was $0.61 in the third quarter of 1997, versus $0.49 in the third quarter of 1996. The Corporation's return on average stockholders' equity was 23.1% for the third quarter of 1997, compared to 20.6% for the third quarter of 1996.

FEE REVENUE

                                           Three Month Periods Ended          %
                                          -----------------------------
                                          September 30,   September 30,      Better
(In Thousands)                                1997            1996          (Worse)
                                          -------------   -------------     -------
Investment Management
  and Related Services                       $64,765         $55,977           15.7
Corporate Trust                                6,417           6,257            2.6
                                             -------         -------        -------
      Total Fee Revenue                      $71,182         $62,234           14.4
                                             =======         =======        =======
Market Related Fees                          $57,977         $48,211           20.3
Transaction Related Fees                      13,205          14,023           (5.8)
                                             -------         -------        -------
      Total Fee Revenue                      $71,182         $62,234           14.4
                                             =======         =======        =======

                                             Nine Month Periods Ended          %
                                           -----------------------------
                                           September 30,   September 30,     Better
(In Thousands)                                 1997            1996         (Worse)
                                           -------------   -------------    -------
Investment Management
  and Related Services                       $187,435        $162,829          15.1
Corporate Trust                                18,356          17,786           3.2
                                             --------        --------       -------
      Total Fee Revenue                      $205,791        $180,615          13.9
                                             ========        ========       =======
Market Related Fees                          $165,398        $139,174          18.8
Transaction Related Fees                       40,393          41,441          (2.5)
                                             --------        --------       -------
      Total Fee Revenue                      $205,791        $180,615          13.9
                                             ========        ========       =======

         Total fee revenue for the third quarter of 1997 increased approximately $8.9 million to $71.2 million from $62.2 million in the third quarter of 1996. Market related fee revenue increased by $9.8 million to $58.0 million from $48.2 million in the third quarter of 1996.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, market related fee revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, fee increases and revenue from new services, but offset by the outflow of investment management assets due to terminating trusts, disbursements and lost business. The increase in fee revenue in the third quarter of 1997 is attributable to a combination of strong new business and the overall appreciation in the financial markets.

         Most market related fee revenue is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation receives a smaller percentage of the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not typically have a proportionate impact on the level of market related fee revenue. Another important factor in the determination of the level of market related fee revenue is the composition of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                      September 30,    June 30,    September 30,
                                          1997           1997          1996
                                      -------------    --------    -------------
Equity                                      51%           55%           51%
Fixed Income                                33            33            36
Short-Term and Other                        16            12            13
                                           ---           ---           ---

                                           100%          100%          100%
                                           ===           ===           ===

         The carrying amount of assets under management was $58.6 billion at September 30, 1997, increasing $8.5 billion from September 30, 1996. Investment management assets at September 30, 1997, increased approximately $9.6 billion from September 30, 1996.

                                                                                   Sept. vs.  Sept. vs.
                                                                                    June       Sept.
                                                                                      %          %
Assets Under Management and Administration    Sept. 30,    June 30,    Sept. 30,    Better     Better
(In Billions)                                   1997         1997        1996       (Worse)    (Worse)
                                               ------       ------      ------      ------     ------
Assets Under Management:
  Investment Management                        $ 45.0       $ 42.3      $ 35.4         6.5       27.1
  Special Fiduciary                              13.6         15.4        14.7       (12.3)      (7.7)
                                               ------       ------      ------      ------     ------

Total Assets Under Management                    58.6         57.7        50.1         1.5       16.9
                                               ------       ------      ------      ------     ------
Assets Under Administration:
  Personal Custody and Other                     20.1         19.2        15.3         4.6       31.6
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value      239.7        234.8       205.1         2.1       16.8
                                               ------       ------      ------      ------     ------

Total Assets Under Administration               259.8        254.0       220.4         2.3       17.9
                                               ------       ------      ------      ------     ------
Total Assets Under Management and
    Administration                             $318.4       $311.7      $270.5         2.1       17.7
                                               ======       ======      ======      ======     ======

         Approximately $5.7 billion of assets under management were invested in the Corporation's Excelsior Funds at September 30, 1997. At June 30, 1997 and September 30, 1996, total assets under management invested in the Excelsior Funds were $5.3 billion and $4.7 billion, respectively.

NET INTEREST REVENUE

                                          Three Month Periods Ended           %
                                        -----------------------------
                                        September 30,   September 30,      Better
(In Thousands)                              1997            1996           (Worse)
                                        -------------   -------------      -------
Interest Income                            $53,507         $45,110            18.6
Interest Expense                            30,499          25,448           (19.8)
                                           -------         -------         -------
     Net Interest Income                    23,008          19,662            17.0
Provision for Credit Losses                    150             250            40.0
                                           -------         -------         -------

     Net Interest Revenue                  $22,858         $19,412            17.8
                                           =======         =======         =======

                                           Nine Month Periods Ended           %
                                         -----------------------------
                                         September 30,   September 30,      Better
(In Thousands)                               1997            1996          (Worse)
                                         -------------   -------------     -------
Interest Income                            $158,135        $126,000           25.5
Interest Expense                             90,762          67,559          (34.3)
                                           --------        --------        -------
     Net Interest Income                     67,373          58,441           15.3
Provision for Credit Losses                     600             750           20.0
                                           --------        --------        -------

     Net Interest Revenue                  $ 66,773        $ 57,691           15.7
                                           ========        ========        =======

         Net interest revenue is affected by changes in interest rates, funding strategies, and the impact that changes in the credit quality of the loan portfolio have on the provision for credit losses. Although the net yield on interest earning assets has remained flat at 3.14% for the quarters ended September 30, 1997 and September 30, 1996, the average volume of interest earning assets has increased by 16.3% to $3.0 billion for the third quarter of 1997, from $2.6 billion for the third quarter of 1996.

OPERATING EXPENSES

                                          Three Month Periods Ended           %
                                        -----------------------------
                                        September 30,   September 30,       Better
(In Thousands)                              1997            1996           (Worse)
                                        -------------   -------------      -------
Salaries                                   $25,862         $23,710            (9.1)
Employee Benefits and
   Performance Compensation                 17,540          14,817           (18.4)
                                           -------         -------         -------

Total Salaries and Benefits                 43,402          38,527           (12.7)
Net Occupancy                               10,226           8,926           (14.6)
Other                                       19,006          16,888           (12.5)
                                           -------         -------         -------

Total Operating Expenses                   $72,634         $64,341           (12.9)
                                           =======         =======         =======

                                           Nine Month Periods Ended           %
                                         -----------------------------
                                         September 30,   September 30,      Better
(In Thousands)                               1997            1996          (Worse)
                                         -------------   -------------     --------
Salaries                                   $ 74,668        $ 68,630            (8.8)
Employee Benefits and
   Performance Compensation                  50,903          40,424           (25.9)
                                           --------        --------        --------

Total Salaries and Benefits                 125,571         109,054           (15.1)
Net Occupancy                                28,622          25,307           (13.1)
Other                                        57,040          53,310            (7.0)
                                           --------        --------        --------

Total Operating Expenses                   $211,233        $187,671           (12.6)
                                           ========        ========        ========

         Operating expenses increased by $8.3 million in the third quarter of 1997, compared to the third quarter of 1996. The Corporation's pre-tax margin was 22.8% for the third quarter of 1997 and 21.2% for the third quarter of 1996.

         For the first nine months of 1997, operating expenses increased by $23.6 million, versus the comparable 1996 period. The Corporation's pre-tax margin was 22.5% for the first nine months of 1997 and 21.3% for the first nine months of 1996.

         Employee benefits and performance compensation expense increased in both the third quarter and nine month periods of 1997 when compared to the corresponding 1996 periods. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other changes, conditions or circumstances that warrant adjustment. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 4.7% to 1,510 at September 30, 1997, compared to 1,442 at September 30, 1996.

         Occupancy expense increased 14.6% in the third quarter of 1997 versus the third quarter of 1996 and increased by 13.1% in the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996. Occupancy expense in the third quarter of 1997 includes certain leasehold escalations related to previously abated tax assessments. These expenses have been recorded throughout 1997 but are not expected to continue at the current interim levels in 1998.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of September 30, 1997, approximately 110 employees were devoted to these functions compared to 92 employees as of September 30, 1996. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $7.2 million for the third quarter of 1997, a 19.9% increase from the $6.0 million incurred during the corresponding 1996 period. For the first nine months of the 1997 direct expenses amounted to $20.7 million an increase of 16.8% from the $17.7 million incurred during the first nine months of 1996. In addition to the aforementioned direct expenses, occupancy expense directly allocable to the sales, marketing and advertising functions amounted to approximately $561,000 and $501,000 for the third quarters of 1997 and 1996, respectively and $1.6 million and $1.4 million for the first nine months of 1997 and 1996, respectively.

         The Corporation has established a task force to evaluate, coordinate and execute any systems changes that may be required by the year 2000 date change. The Corporation is working with The Chase Manhattan Corporation (provider of certain of the Corporation's data processing systems) as well as other vendors to ensure compliance with required system changes.

INCOME TAXES

         The effective tax rate for the 1997 third quarter was 39.0%, compared to 41.0% for the 1996 third quarter. The effective tax rate for the first nine months of 1997 was 39.0%, compared to 41.7% for the first nine months of 1996. The decline in the effective tax rate reflects the growing proportion of income from the Corporation's regional offices.

FINANCIAL CONDITION

CAPITAL

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 15.2% at September 30, 1997 and 11.3% at September 30, 1996. The ratio of Total Capital to period end risk-adjusted assets was 16.3% at September 30, 1997 and 12.4% at September 30, 1996. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 7.4% at September 30, 1997 and 5.7% at September 30, 1996. The Corporation's capital ratios were positively impacted as a result of the issuance of $50.0 million of Trust Preferred Capital Securities on January 28, 1997 (see Notes to the Condensed Consolidated Financial Statements No. 2).

         On January 28, 1997, the Corporation announced a two-for-one stock split of its common shares effected in the form of a stock dividend distributed on February 21, 1997, to shareholders of record on February 7, 1997. The impact of the stock split has been reflected in the 1996 Condensed Consolidated Statement of Condition and in all earnings per share calculations.

LIQUIDITY MANAGEMENT

         The objectives of liquidity management is to ensure the availability of resources to both meet cash flow requirements and to capitalize on opportunities for business expansion. Management monitors the liquidity position of the Corporation's subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. The liquidity profile is also structured to ensure that the capital needs of the Parent and its subsidiaries are met on a day to day basis.

         The Corporation's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders and purchases of its common stock. On January 28, 1997, the Corporation announced a 20% increase in the Corporation's regular quarterly dividend, indicating an annual dividend rate of $0.60 per share. During the first nine months of 1997, the Board of Directors has declared three quarterly dividends of $0.15 per share.

         The Board of Directors has authorized the repurchase of two million shares of common stock. During the first nine months of 1997, the Corporation has repurchased 648,090 shares at a weighted average purchase price of $46.87 per share. The repurchased shares are used to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. At September 30, 1997, the subsidiaries have the ability to pay dividends of approximately $51.5 million without prior approval of the regulatory authorities. The proceeds from the issuance of Trust Preferred Capital Securities (see Notes to the Condensed Consolidated Financial Statements No. 2) have been used by the Parent for general corporate purposes, including the acquisition of the Corporation's common stock.

         The Corporation has a $40.0 million unsecured revolving credit facility maturing in 1999. As of September 30, 1997, the Corporation had no borrowings outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         Including the estimated future borrowing capacity of U.S. Trust Company of New York (which in the fourth quarter of 1997 obtained Federal Home Loan
Bank System ("FHLB") borrowing approval), subsidiaries of the Corporation have established credit facilities with the FHLB totaling approximately $330.5 million. As of September 30, 1997, the Corporation has borrowed $21.0 million on these facilities from the FHLB.

         Liquidity is also generated from the types of financial instruments that the subsidiaries carry as investments. Approximately $998.7 million or 88% of the securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At September 30, 1997, securities sold under agreements to repurchase aggregated $137.0 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue, within the constraint of acceptable levels of interest rate sensitivity, while maintaining high asset quality and adequate liquidity.

         The Corporation's asset mix is principally liquid and low-risk. Approximately 39% of average total assets for the first nine months of 1997, consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government securities and investment securities backed by the full faith and credit of the U.S. Government.

         The loan portfolio is the largest component of average total assets. For the nine months ended September 30, 1997, average loans comprise approximately 50% of average assets. Average loans increased $222.5 million, or 15.1%, to $1.7 billion for the first nine months of 1997, from $1.5 billion for the comparable 1996 period. See the "Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

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

                                           0 - 3           4 - 6          7 - 12          1 - 5          Over
(In Thousands)                             Months          Months         Months          Years         5 Years         Total
                                         -----------     -----------    -----------    -----------    -----------    -----------
INTEREST EARNING ASSETS:
Interest Earning Securities              $   471,020     $    85,880    $   183,380    $   419,020    $   165,939    $ 1,325,239
Loans, Net of Allowance
   for Credit Losses                         654,784          55,359        109,094        591,174        387,715      1,798,126
                                         -----------     -----------    -----------    -----------    -----------    -----------
Total Interest Earning Assets              1,125,804         141,239        292,474      1,010,194        553,654      3,123,365
                                         -----------     -----------    -----------    -----------    -----------    -----------

INTEREST BEARING LIABILITIES:
Interest Bearing Deposits                 (1,960,589)        (78,400)       (28,557)       (52,815)            --     (2,120,361)
Short-Term Credit Facilities                (262,340)         (5,000)            --             --             --       (267,340)
Trust Preferred Capital Securities                --              --             --             --        (50,000)       (50,000)
Long-Term Debt                                    --          (1,000)        (1,000)       (20,254)        (1,000)       (23,254)
                                         -----------     -----------    -----------    -----------    -----------    -----------
Total Interest Bearing Liabilities        (2,222,929)        (84,400)       (29,557)       (73,069)       (51,000)    (2,460,955)
                                         -----------     -----------    -----------    -----------    -----------    -----------
Asset/(Liability) Sensitivity Gap         (1,097,125)         56,839        262,917        937,125        502,654        662,410
Interest Rate Swaps                          616,500 *       (55,750)       (25,750)      (410,000)      (125,000)            --
                                         -----------     -----------    -----------    -----------    -----------    -----------
Interest Rate Sensitivity Gap               (480,625)          1,089        237,167        527,125        377,654        662,410
Net Non-Interest Earning Assets,
  Non-Interest Bearing Liabilities and
  Stockholders' Equity                      (152,596)             --             --       (279,448)      (230,366)      (662,410)
                                         -----------     -----------    -----------    -----------    -----------    -----------

Maturity/Repricing Gap                      (633,221)          1,089        237,167        247,677        147,288             --
                                         -----------     -----------    -----------    -----------    -----------    -----------

Cumulative Gap                           $  (633,221)       (632,132)      (394,965)      (147,288)            --    $        --
                                         ===========     ===========    ===========    ===========    ===========    ===========

* Consists of $617,250,000 of total outstanding notional principal balance of which $750,000 will mature during the three month period.

         As part of its overall asset and liability management process, the Corporation uses Swaps as hedges. Swaps mitigate the interest rate exposure created by financing the residential real estate mortgage loans with short-term deposits. The following table provides details, as of September 30, 1997, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                Maturing
                                -----------------------------------------
                                Within 1         1 to 5          Over 5
(Dollars In Thousands)            Year            Years           Years            Total
                                ---------       ---------       ---------       -----------
Fixed Pay Swaps                 $  82,250       $ 410,000       $ 125,000       $   617,250
Average Rate Paid                  6.4570 %        6.7485 %        6.1830 %          6.5952 %
Average Rate Received (1)          5.7318 %        5.7244 %        5.7463 %          5.7298 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters and nine month periods ended September 30, 1997 and 1996, are detailed in the following table.

                                             Three Month Periods Ended            Nine Month Periods Ended
                                          --------------------------------    --------------------------------
(Dollars In Thousands)                    Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997    Sept. 30, 1996
                                          --------------    --------------    --------------    --------------
Net Interest Revenue:
   As Reported                              $   22,858        $   19,412        $   66,773        $   57,691
   Excluding Hedging Activities             $   24,156        $   21,074        $   71,154        $   61,822

Net Yield on Interest Earning Assets:
   As Reported                                    3.14%             3.14%             3.08%             3.33%
   Excluding Hedging Activities                   3.30%             3.39%             3.29%             3.57%

         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing Swaps to hedge interest rate risk.

Interest Earning Securities

         Interest earning securities are comprised of $186.2 million and $202.0 million of interest bearing deposits with banks and $1.14 billion and $1.17 billion of securities available for sale at September 30, 1997 and December 31, 1996, respectively. Also included in interest earning securities at December 31, 1996 are $84.0 million of federal funds sold.

         During the first nine months of 1997, the Corporation purchased approximately $509.3 million (principally U.S. Government Treasury and Federal agency) of securities classified as available for sale. Approximately 88% of the Corporation's portfolio of securities available for sale is comprised of U.S. Treasury fixed rate obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is primarily comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

         At September 30, 1997, the market value of the securities portfolio exceeded their amortized cost by $6.8 million. The market value of the securities portfolio exceeded their amortized cost by $1.3 million at December 31, 1996. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

ASSET QUALITY - LOAN PORTFOLIO

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At September 30, 1997, the loan portfolio totaled $1.8 billion of which over 73% were collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:

                                     Three Month Periods             Nine Month Periods
                                     Ended September 30,             Ended September 30,
                                   ------------------------        ------------------------
(In Thousands)                       1997            1996            1997            1996
                                   --------        --------        --------        --------
Balance, Beginning of Period       $ 17,629        $ 16,202        $ 16,693        $ 16,086
Provision for Credit Losses             150             250             600             750

Recoveries                              393             400             879             675
Charge-offs                            (122)           (354)           (122)         (1,013)
                                   --------        --------        --------        --------

Net (Charge-Offs) Recoveries            271              46             757            (338)
                                   --------        --------        --------        --------

Balance, End of Period             $ 18,050        $ 16,498        $ 18,050        $ 16,498
                                   ========        ========        ========        ========

         The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio, which includes loans, commitments to extend credit and standby letters or credit, determined by a continuing monitoring process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were six basis points for the third quarter of 1997, compared to annualized net loan recoveries of one basis point for the third quarter of 1996. For the first nine months of 1997, annualized net loan recoveries as a percentage of average loans were six basis points, versus annualized net loan charge-offs of three basis points for the first nine months of 1996. The allowance for credit losses at September 30, 1997, was 1.03% of average loans for the quarter. This compares with 1.05% of average loans for the quarter ended September 30, 1996. Given the current market environment, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                             September 30,    June 30,    March 31,    Dec. 31,    September 30,
(In Millions)                    1997           1997        1997         1996          1996
                             -------------    --------    ---------    --------    -------------
Non-accrual loans                $ 9.5          $ 8.8       $ 8.8        $ 8.9         $10.8
Real estate owned, net             0.7            0.7         0.7          0.7           7.0
                                 -----          -----       -----        -----         -----

Total Nonperforming Assets       $10.2          $ 9.5       $ 9.5        $ 9.6         $17.8
                                 =====          =====       =====        =====         =====

         Other real estate owned is net of a reserve for selling and disposition costs of $529,000 at September 30, 1997, $477,000 at June 30, 1997, March 31,
1997 and December 31, 1996. At September 30, 1996, the reserve for other real estate owned was $978,000.

         The allowance for credit losses as a percentage of non-accrual loans was 190.3% at September 30, 1997, compared to 152.9% at September 30, 1996. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.6% at September 30, 1997, compared to 1.1% at September 30, 1996.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------------------
                                                         1997                                           1996
                                       -----------------------------------------      -----------------------------------------
                                         AVERAGE                       AVERAGE          AVERAGE                       AVERAGE
                                         BALANCE       INTEREST          RATE           BALANCE       INTEREST          RATE
                                       -----------    -----------    -----------      -----------    -----------    -----------
ASSETS

Interest Earning Securities (1)(2)     $ 1,268,059       $ 20,308           6.35 %    $ 1,031,516       $ 15,703           6.06 %

Loans (3)                                1,762,683         34,039           7.66        1,578,075         30,233           7.62
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Interest Earning Assets            3,030,742         54,347           7.13        2,609,591         45,936           7.02
                                       -----------    -----------    -----------      -----------    -----------    -----------

Allowance for Credit Losses                (17,891)                                       (16,451)
Cash and Due from Banks                     72,227                                         64,539
Other Assets                               349,246                                        309,895
                                       -----------                                    -----------
Total Assets                           $ 3,434,324                                    $ 2,967,574
                                       ===========                                    ===========

LIABILITIES AND
         STOCKHOLDERS' EQUITY
Interest Bearing Deposits              $ 2,023,216         24,528           4.81      $ 1,742,267         21,089           4.82
Short-Term Credit Facilities               322,831          4,508           5.54          286,774          3,878           5.38
Trust Preferred Capital Securities          50,000          1,049           8.39               --             --             --
Long-Term Debt                              23,254            414           7.09           26,468            481           7.27
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Sources on Which
         Interest is Paid                2,419,301         30,499           5.00        2,055,509         25,448           4.93
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Non-Interest Bearing
         Deposits                          537,211                                        465,927
Other Liabilities                          246,253                                        238,878
Stockholders' Equity (3)                   231,559                                        207,260
                                       -----------                                    -----------

Total Liabilities and
         Stockholders' Equity          $ 3,434,324                                    $ 2,967,574
                                       ===========                                    ===========

Net Interest Revenue -
         Tax Equivalent Basis                              23,848                                         20,488
Credit Loss Provision                                        (150)                                          (250)
Tax Equivalent Adjustment (2)                                (840)                                          (826)
                                                      -----------                                    -----------
Net Interest Revenue                                  $    22,858                                    $    19,412
                                                      ===========                                    ===========

Net Yield on Interest
         Earning Assets                                                     3.14 %                                         3.14 %
                                                                      ==========                                    ===========

Interest Spread                                                             2.13 %                                         2.09 %
                                                                      ==========                                    ===========

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
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------------------
                                                         1997                                           1996
                                       -----------------------------------------      -----------------------------------------
                                         AVERAGE                       AVERAGE          AVERAGE                       AVERAGE
                                         BALANCE       INTEREST          RATE           BALANCE       INTEREST          RATE
                                       -----------    -----------    -----------      -----------    -----------    -----------
ASSETS

Interest Earning Securities (1)(2)     $ 1,327,099    $    62,640           6.31 %    $   942,849    $    41,941           5.94 %

Loans (3)                                1,707,567         98,137           7.68        1,488,256         86,220           7.74
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Interest Earning Assets            3,034,666        160,777           7.08        2,431,105        128,161           7.04
                                       -----------    -----------    -----------      -----------    -----------    -----------

Allowance for Credit Losses                (17,413)                                       (16,331)
Cash and Due from Banks                     70,275                                         78,776
Other Assets                               337,488                                        302,272
                                       -----------                                    -----------
Total Assets                           $ 3,425,016                                    $ 2,795,822
                                       ===========                                    ===========

LIABILITIES AND
         STOCKHOLDERS' EQUITY
Interest Bearing Deposits              $ 2,068,166         74,321           4.80      $ 1,676,728         59,249           4.72
Short-Term Credit Facilities               301,441         12,385           5.49          173,364          6,854           5.28
Trust Preferred Capital Securities          45,055          2,800           8.29               --             --             --
Long-Term Debt                              23,607          1,256           7.11           26,803          1,456           7.24
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Sources on Which
         Interest is Paid                2,438,269         90,762           4.98        1,876,895         67,559           4.81
                                       -----------    -----------    -----------      -----------    -----------    -----------

Total Non-Interest Bearing
         Deposits                          509,874                                        483,353
Other Liabilities                          246,235                                        234,284
Stockholders' Equity (3)                   230,638                                        201,290
                                       -----------                                    -----------
Total Liabilities and
         Stockholders' Equity          $ 3,425,016                                    $ 2,795,822
                                       ===========                                    ===========

Net Interest Revenue -
         Tax Equivalent Basis                              70,015                                         60,602
Credit Loss Provision                                        (600)                                          (750)
Tax Equivalent Adjustment (2)                              (2,642)                                        (2,161)
                                                      -----------                                    -----------
Net Interest Revenue                                  $    66,773                                    $    57,691
                                                      ===========                                    ===========

Net Yield on Interest
         Earning Assets                                                     3.08 %                                         3.33 %
                                                                     ===========                                    ===========

Interest Spread                                                             2.10 %                                         2.23 %
                                                                     ===========                                    ===========

(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on obligations of states and political subdivisions are stated on a fully taxable basis, employing the statutory federal tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of 47%.

(3) Loans and Stockholders' Equity have been increased to include the Loan to ESOP, which had an average balance of $7.6 million in 1997 and $10.8 million in 1996.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required. See Note 4 of Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.


                           PART II - OTHER INFORMATION

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





                                                         U. S. Trust Corporation
                                                                    (Registrant)





Date: November 10, 1997             By:                     Richard E. Brinkmann
      -----------------             --------------------------------------------
                                                            Richard E. Brinkmann

                                                                 Comptroller and
                                                          Chief Planning Officer
                                                  (Principal Accounting Officer)