Form 10-K405
period 1997-12-31
U S TRUST CORP /NY
filed 1998-03-11
CIK 936301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
                 DECEMBER 31, 1997                                        0-20469

                            ------------------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                  13-3818952
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

 114 WEST 47TH STREET, NEW YORK, NEW YORK                    10036
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

                               Yes  X      No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                     $1,126,370,706 as of January 31, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    18,970,454 Common Shares, Par Value $1 Per Share, as of January 31, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998 are incorporated by reference into Part III.

                           10-K CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------

                                                                               Page
                                                                               ----
PART I
Item 1     Business....................................................      34-45, 78(a)
Item 2     Properties..................................................            45,(a)
Item 3     Legal Proceedings...........................................            45,(a)
Item 4     Submission of Matters to a Vote of Security Holders.........               (b)
PART II
Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................            71,(a)
Item 6     Selected Financial Data.....................................            73,(a)
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................         36-46,(a)
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................  42-44, 61-62,(a)
Item 8     Financial Statements and Supplementary Data.................         47-71,(a)
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................               (b)
PART III
Item 10    Directors and Executive Officers of the Registrant..........        79,(a),(c)
Item 11    Executive Compensation......................................               (c)
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................               (c)
Item 13    Certain Relationships and Related Transactions..............               (c)
PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................         82-85,(d)
-----------------------------------------------------------------------------------------

(a) Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

(b) Nothing to report.

(c) Incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998.

(d) Reports on Form 8-K: Nothing to report. Other schedules are omitted because the required information either is not applicable or is not present in amounts sufficient to require submission of schedule.

                                    EXHIBITS
                               INDEX OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
    2.1        Agreement and Plan of Merger dated as of November 18, 1994
               (as amended, supplemented or otherwise modified from time to time) between The Chase Manhattan Corporation ("Chase") and the former U.S. Trust Corporation ("UST"), filed as Appendix
               A to Exhibit 99.1 ("Exhibit 99.1") to UST's Annual Report on
               Form 10-K (Commission File No. 0-8709) for the fiscal year ended December 31, 1994.(1)(2)

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

    2.3 Form of Contribution and Assumption Agreement between USTNY and the Trust Company, filed as Appendix C to Exhibit
               99.1.(1)(2)

    2.4        Form of Post Closing Covenants Agreement among Chase, UST,
               USTNY, the Corporation and the Trust Company, filed as Appendix D to Exhibit 99.1.(1)

    2.5        Tax Allocation Agreement dated as of September 1, 1995 among
               UST, the Corporation and Chase, filed as Exhibit 2.5 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "1995 10-Q").(1)

    2.6 Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to Amendment
               No. 1, dated December 27, 1995 to the 1995 10-Q.(1)

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

    4.1        Rights Agreement, dated as of September 1, 1995, between the
               Corporation and First Chicago Trust Company of New York, as
               Rights Agent, filed on September 5, 1995 as Exhibit 1 to the
               Corporation's Registration Statement on Form 8-A for the registration under Section 12(g) of the Securities Exchange
               Act of 1934 of Rights to Purchase the Corporation's Series A
               Participating Cumulative Preferred Shares (the "8-A").(1)

    4.2 Specimen certificate representing Rights to Purchase the Corporation's Series A Participating Cumulative Preferred
               Shares, filed on September 5, 1995 as Exhibit B to Exhibit 1 to the 8-A.(1)

   10.1        Sublease agreement, dated September 1, 1995, between The
               Chase Manhattan Bank (National Association), as Sublessor, and the Trust Company, as Sublessee, covering space at 770
               Broadway, New York, New York, filed as Exhibit 10.1 to the
               1995 10-Q.(1)

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

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.2        Lease, dated as of September 10, 1987, between 46-47
               Associates, as Lessor, and USTNY, as Lessee, covering space at 114 West 47th Street, New York, New York; letters
               modifying the terms of such Lease dated, respectively,
               September 10, 1987 and October 2, 1989; Subordination
               Agreement dated as of September 10, 1987 between USTNY and
               1133 Building Corp. subordinating to such Lease a ground
               lease with respect to the property subject to such Lease;
               Right of First Refusal dated as of September 10, 1987
               between USTNY and the Lessor respecting the construction of an annex (at 130 West 47th Street, New York, New York)
               adjacent to the property subject to such Lease and which
               annex is to be subject to such Lease; and Agreement dated as of September 10, 1987 among USTNY, the Lessor and 1155
               Office Building Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th
               Street, New York, New York) contiguous to the property
               subject to such Lease, all filed as Exhibit (10)(k) to UST's
               Annual Report on Form 10-K (Commission File No. 0-8709) for
               the fiscal year ended December 31, 1989.(1)
   10.3        Lease modification agreement dated December 7, 1987, between
               46-47 Associates, as Lessor, and USTNY, as Lessee;
               Modification of Annex Agreement dated December 7, 1987,
               between 46-47 Associates and USTNY; Modification of Right of
               First Refusal Agreement dated December 7, 1987, between 1133
               Building Corp. and USTNY, filed as Exhibit 10.5 to UST's
               Annual Report on Form 10-K (Commission File No. 0-8709) for
               the fiscal year ended December 31, 1993 (the "1993
               10-K").(1)
   10.4        Confirmation and Clarification Agreement dated March 10,
               1992, between 46-47 Associates, as Lessor, and USTNY, as
               Lessee, amending the lease agreement dated September 10,
               1987, filed as Exhibit 10.6 to the 1993 10-K.(1)
   10.5        Clarification of Lease Modification Agreement dated March
               24, 1992, between 46-47 Associates, as Lessor, and USTNY as
               Lessee; Clarification of Right of First Refusal Agreement
               dated March 24, 1992, between 1133 Building Corp. and USTNY;
               Termination of Annex Agreement dated March 24, 1992, between
               46-47 Associates and USTNY; Agreement dated March 24, 1992, between 46-47 Associates and USTNY; Grant of Easement and
               Zoning Lot and Development Agreement dated March 24, 1992, between 46-47 Associates and 1133 Building Corp., and
               Indenture dated March 24, 1992, between 46-47 Associates and
               David Puchall, filed as Exhibit 10.7 to the 1993 10-K.(1)
   10.6        Second Lease Modification Agreement dated May 10, 1993,
               between 46-47 Associates, as Lessor, and USTNY, as Lessee, amending the lease agreement dated September 10, 1987 (see
               Exhibit 10.2 above), filed as Exhibit 10.8 to the 1993
               10-K.(1)
   10.7        License agreement between 46-47 Associates and USTNY for
               space in Cellar 201 at 114 West 47th Street, New York, New
               York, filed as Exhibit 10.9 to UST's Annual Report on Form
               10-K (Commission File No. 0-8709) for the fiscal year ended
               December 31, 1994.(1)

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
   10.8 U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the 1995 10-Q.(1)

--------------------------------------------------------------------------------
(1)Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.9        1989 Stock Compensation Plan and Predecessor Plans of the
               Corporation, as amended and restated through July 1, 1997, filed as Exhibit 10.9 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)
   10.10       Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997, filed as Exhibit
               10.10 to the Corporation's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1997.(1)
   10.11       Board Members' Retirement Plan of the Corporation, as
               amended and restated effective as of January 1, 1997, filed as Exhibit 10.11 to the Corporation's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1997.(1)
   10.12       Board Members' Deferred Compensation Plan of the
               Corporation, as amended and restated through January 1,
               1997, filed as Exhibit 10.12 to the Corporation's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1997.(1)
   10.13       1990 Annual Incentive Plan of the Trust Company and
               Affiliated Companies as amended and restated effective as of
               September 1, 1995, filed as Exhibit 10.13 to the 1995
               10-Q.(1)
   10.14       Incentive Award Plan of the Trust Company and Affiliated
               Companies as amended and restated effective as of September
               1, 1995, filed as Exhibit 10.14 to the 1995 10-Q.(1)
   10.15       1995 Annual Incentive Plan of the Trust Company and
               Affiliated Companies, as amended and restated effective
               January 1, 1996, filed as Exhibit 10.15 to the Corporation's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996 (the "1996 10-K").(1)
   10.16       1990 Change in Control and Severance Policy for Top Tier
               Officers of the Trust Company and Affiliated Companies as
               amended and restated effective as of October 22, 1996, filed as Exhibit 10.16 to the 1996 10-K.(1)
   10.17       1990 Change in Control and Severance Policy for Officers and
               Employees of the Trust Company and Affiliated Companies as
               amended and restated effective as of October 22, 1996, filed as Exhibit 10.17 to the 1996 10-K.(1)
   10.18       Executive Deferred Compensation Plan of the Corporation, as
               amended and restated through July 1, 1997, filed as Exhibit
               10.18 to the Corporation's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1997.(1)
   10.19       Executive Incentive Plan of the Corporation, as adopted
               effective January 1, 1997, filed as Exhibit 10.19 to the
               Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)
   10.20       1995 Stock Option Plan of the Corporation, as amended and
               restated effective November 1, 1996, filed as Exhibit 10.20 to the 1996 10-K.(1)
   10.21       Agreements re supplemental retirement benefits for H.
               Marshall Schwarz, Jeffrey S. Maurer and Frederick B. Taylor,
               as amended and restated as of August 29, 1995, filed as
               Exhibit 10.21 to the 1995 10-Q.(1)
   10.22       Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.22 to the
               Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

--------------------------------------------------------------------------------
(1)Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.23       Form of Benefits Protection Agreement for H. Marshall
               Schwarz, Jeffrey S. Maurer and Frederick B. Taylor, filed as
               Exhibit 10.23 to the Corporation's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.(1)
   10.24       Form of Benefits Protection Agreement, filed as Exhibit
               10.24 to the Corporation's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1997.(1)
   10.25       Benefits Protection Agreement for Maribeth S. Rahe, filed as
               Exhibit 10.25 to the Corporation's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.(1)
   13          1997 Annual Report to Shareholders
   21          List of Subsidiaries of the Corporation
   23          Consent of Independent Accountants
   27          Financial Data Schedule

--------------------------------------------------------------------------------
(1)Incorporated herein by reference.

     This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Comptroller and Chief Planning Officer, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, as indicated in their report.

     This Report contains much detailed information, of which the various signatories cannot and do not have independent personal knowledge. The signatories believe, however, that the preparation and review process summarized above are such as ordinarily to afford reasonable assurance of compliance with applicable requirements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U. S. TRUST CORPORATION
                                       (Registrant)

                                       By: /s/ RICHARD E. BRINKMANN
                                         ---------------------------------------
                                           Richard E. Brinkmann
                                         Comptroller and Chief
                                         Planning Officer
                                         Dated: March 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                        Title                     Date
                     ---------                                        -----                     ----

/s/ H. MARSHALL SCHWARZ                                       Chairman of the Board        March 11, 1998
---------------------------------------------------            and Director (Chief
    H. Marshall Schwarz                                         Executive Officer)

/s/ JOHN L. KIRBY                                              Treasurer and Chief         March 11, 1998
---------------------------------------------------             Financial Officer
    John L. Kirby

/s/ RICHARD E. BRINKMANN                                      Comptroller and Chief        March 11, 1998
---------------------------------------------------              Planning Officer
    Richard E. Brinkmann

/s/ ELEANOR BAUM                                                     Director              March 11, 1998
---------------------------------------------------
    Eleanor Baum

/s/ SAMUEL C. BUTLER                                                 Director              March 11, 1998
---------------------------------------------------
    Samuel C. Butler

/s/ PETER O. CRISP                                                   Director              March 11, 1998
---------------------------------------------------
    Peter O. Crisp

/s/ PHILIPPE DE MONTEBELLO                                           Director              March 11, 1998
---------------------------------------------------
    Philippe de Montebello

/s/ PAUL W. DOUGLAS                                                  Director              March 11, 1998
---------------------------------------------------
    Paul W. Douglas

/s/ ANTONIA M. GRUMBACH                                              Director              March 11, 1998
---------------------------------------------------
    Antonia M. Grumbach

/s/ FREDERIC C. HAMILTON                                             Director              March 11, 1998
---------------------------------------------------
    Frederic C. Hamilton

/s/ PETER L. MALKIN                                                  Director              March 11, 1998
---------------------------------------------------
    Peter L. Malkin

                     Signature                                        Title                     Date
                     ---------                                        -----                     ----
/s/ JEFFREY S. MAURER                                                Director              March 11, 1998
---------------------------------------------------
    Jeffrey S. Maurer

/s/ DAVID A. OLSEN                                                   Director              March 11, 1998
---------------------------------------------------
    David A. Olsen

/s/ MARIBETH S. RAHE                                                 Director              March 11, 1998
---------------------------------------------------
    Maribeth S. Rahe

/s/ PHILIP L. SMITH                                                  Director              March 11, 1998
---------------------------------------------------
    Philip L. Smith

/s/ JOHN HOYT STOOKEY                                                Director              March 11, 1998
---------------------------------------------------
    John Hoyt Stookey

/s/ FREDERICK B. TAYLOR                                              Director              March 11, 1998
---------------------------------------------------
    Frederick B. Taylor

/s/ RICHARD F. TUCKER                                                Director              March 11, 1998
---------------------------------------------------
    Richard F. Tucker

/s/ ROBERT N. WILSON                                                 Director              March 11, 1998
---------------------------------------------------
    Robert N. Wilson

/s/ RUTH A. WOODEN                                                   Director              March 11, 1998
---------------------------------------------------
    Ruth A. Wooden

                                EXHIBIT INDEX


   13          1997 Annual Report to Shareholders
   21          List of Subsidiaries of the Corporation
   23          Consent of Independent Accountants
   27          Financial Data Schedule