Form 10-Q
period 1998-03-31
U S TRUST CORP /NY
filed 1998-05-12
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: MARCH 31, 1998

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

       18,838,351 shares, Common Stock, $1 par value, as of April 30, 1998

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


            An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.


Title of Financial Statement                                              Page #


Condensed Consolidated Statement of Income For the Three
   Month Periods Ended March 31, 1998 and 1997                              3

Condensed Consolidated Statement of Condition as of March 31, 1998
   and December 31, 1997                                                    4

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Three Month Periods Ended March 31, 1998 and 1997                5

Condensed Consolidated Statement of Cash Flows for the Three Month
   Periods Ended March 31, 1998 and 1997                                    6

Notes to the Condensed Consolidated Financial Statements                    7

Condensed Consolidated Net Interest Revenue and Average Balances
   For the Three Month Periods Ended March 31, 1998 and 1997               18

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                      ---------------------------------------------
                                                                 BETTER (WORSE)
                                                              ---------------------
                                        1998        1997          $           %
                                      --------    --------    --------     --------
Fee Revenue                           $ 78,620    $ 66,696    $ 11,924         17.9 %
Net Interest Revenue (1)                25,354      21,748       3,606         16.6
Securities Gains, Net                       --           9          (9)          --
                                      --------    --------    --------     --------

TOTAL REVENUE                          103,974      88,453      15,521         17.5
                                      --------    --------    --------     --------

OPERATING EXPENSES
Salaries                                26,638      23,586      (3,052)       (12.9)
Employee Benefits and Performance
         Compensation                   22,262      16,920      (5,342)       (31.6)
                                      --------    --------    --------     --------

Total Salaries and Benefits             48,900      40,506      (8,394)       (20.7)
Net Occupancy                            9,003       9,204         201          2.2
Other                                   21,981      19,200      (2,781)       (14.5)
                                      --------    --------    --------     --------

TOTAL OPERATING EXPENSES                79,884      68,910     (10,974)       (15.9)
                                      --------    --------    --------     --------

Income Before Income Tax Expense        24,090      19,543       4,547         23.3
Income Tax Expense                       9,395       7,622      (1,773)       (23.3)
                                      --------    --------    --------     --------

NET INCOME                            $ 14,695    $ 11,921    $  2,774         23.3 %
                                      ========    ========    ========     ========

BASIC INCOME PER SHARE                $   0.78    $   0.61    $   0.17         27.9 %
                                      ========    ========    ========     ========

DILUTED INCOME PER SHARE              $   0.70    $   0.55    $   0.15         27.3 %
                                      ========    ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        MARCH 31,      DECEMBER 31,
ASSETS                                                    1998            1997
                                                       -----------     -----------
Cash and Due from Banks                                $   293,681     $    74,887
Interest Earning Securities                              1,427,555       1,519,083
Loans, Net of Allowance for Credit Losses
       ($18,713 in 1998 and $18,294 in 1997)             1,856,629       1,920,555
Other Assets                                               303,592         300,457
                                                       -----------     -----------

Total Assets                                           $ 3,881,457     $ 3,814,982
                                                       ===========     ===========


LIABILITIES
Deposits:
       Non-Interest Bearing                            $   636,622     $   746,314
       Interest Bearing                                  2,520,239       2,327,588
                                                       -----------     -----------

Total Deposits                                           3,156,861       3,073,902
Short-Term Credit Facilities                               167,768         179,588
Accounts Payable and Accrued Liabilities                   252,536         258,092
Long-Term Debt                                              18,773          22,254
                                                       -----------     -----------

Total Deposits and Other Liabilities                     3,595,938       3,533,836

Trust Preferred Capital Securities                          50,000          50,000
                                                       -----------     -----------

Total Liabilities                                        3,645,938       3,583,836
                                                       -----------     -----------


STOCKHOLDERS' EQUITY
Common Stock, $1.00 Par Value; 40,000,000 Shares
       Authorized; 19,920,024 Shares Issued in 1998
       and 19,894,785 Shares Issued in 1997                 19,920          19,895
Capital Surplus                                              9,703          11,067
Retained Earnings                                          259,209         246,238
Treasury Stock at Cost (1,032,660 shares in 1998
       and 879,706 shares in 1997)                         (52,997)        (42,627)
Loan to ESOP                                                (3,773)         (7,254)
Accumulated Other Comprehensive Income                       3,457           3,827
                                                       -----------     -----------

Total Stockholders' Equity                                 235,519         231,146
                                                       -----------     -----------

Total Liabilities and Stockholders' Equity             $ 3,881,457     $ 3,814,982
                                                       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------------------
                                                                  1998                       1997
                                                         -----------------------     -----------------------
                                                                     Comprehensive              Comprehensive
                                                                        Income                      Income
                                                         ---------     ---------     ---------     ---------
COMMON STOCK
Balance, January 1                                       $  19,895                   $  19,630
Acquisition                                                     --                         204
Issuance of Shares Under Employee Benefit Plans                 25                          37
                                                         ---------                   ---------

Balance, March 31                                        $  19,920                   $  19,871
                                                         =========                   =========

CAPITAL SURPLUS
Balance, January 1                                       $  11,067                   $   3,575
Acquisition                                                     --                       6,943
Employee Benefit Plans                                      (1,364)                       (881)
                                                         ---------                   ---------

Balance, March 31                                        $   9,703                   $   9,637
                                                         =========                   =========

RETAINED EARNINGS
Balance, January 1                                       $ 246,238                   $ 205,384
Net Income                                                  14,695     $  14,695        11,921     $  11,921
Cash Dividends Declared ($0.18 Per Share in 1998
     and $0.15 Per Share in 1997)                           (3,402)                     (2,954)
Tax Benefit on Stock Based Awards                            1,678                       1,300
                                                         ---------                   ---------

Balance, March 31                                        $ 259,209                   $ 215,651
                                                         =========                   =========

TREASURY STOCK
Balance, January 1                                       $ (42,627)                  $  (4,728)
Purchases                                                  (14,045)                    (10,314)
Issuance of Shares Under Employee Benefit Plans, Net         3,675                       2,656
                                                         ---------                   ---------

Balance, March 31                                        $ (52,997)                  $ (12,386)
                                                         =========                   =========

LOAN TO ESOP
Balance, January 1                                       $  (7,254)                  $ (10,468)
Principal Payment by ESOP                                    3,481                       3,214
                                                         ---------                   ---------

Balance, March 31                                        $  (3,773)                  $  (7,254)
                                                         =========                   =========

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
Balance, January 1                                       $   3,827                   $     705
Unrealized gains (losses) on securities available for
     sale (net of $295 tax benefit in 1998
     and $3,369 tax benefit in 1997)                          (370)                     (4,398)
Less: Reclassification adjustment for gains (losses)
     included in net income (net of $4 tax expense
     in 1997)                                                   --                           5
Net unrealized gains (losses) (net of $295 tax           ---------                   ---------
     benefit in 1998 and $3,365 tax benefit in 1997)          (370)                     (4,393)
                                                         ---------                   ---------

     Other Comprehensive Income (Loss)                                      (370)                     (4,393)
                                                                       ---------                   ---------
Balance, March 31                                        $   3,457                   $  (3,688)
                                                         =========                   =========

TOTAL COMPREHENSIVE INCOME                                             $  14,325                   $   7,528
                                                                       =========                   =========

TOTAL STOCKHOLDERS' EQUITY                               $ 235,519                   $ 221,831
                                                         =========                   =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
Net Cash Provided by Operating Activities               $  19,331     $  13,303
                                                        ---------     ---------

Cash Flows From Investing Activities:
Interest Earning Securities:
      Purchases                                           (99,494)     (440,234)
      Sales                                                    --         5,215
      Maturities, Calls and Mandatory Redemptions         189,828       472,921
Net Change in Loans                                        63,504        21,682
Other, Net                                                 (5,778)       (8,538)
                                                        ---------     ---------

Net Cash Provided by Investing Activities                 148,060        51,046
                                                        ---------     ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits              (109,692)     (219,566)
Net Change in Interest Bearing Deposits                   192,651       123,039
Net Change in Short-Term Credit Facilities                (11,820)      (17,957)
Issuance of Trust Preferred Capital Securities                 --        50,000
Repayments of Long-Term Debt                               (3,481)       (3,214)
Purchases of Treasury Stock                               (14,045)      (10,375)
Other, Net                                                 (2,210)         (565)
                                                        ---------     ---------

Net Cash Provided by (Used in) Financing Activities        51,403       (78,638)
                                                        ---------     ---------

Net Change in Cash and Cash Equivalents                   218,794       (14,289)
Cash and Cash Equivalents at January 1                     74,887        78,566
                                                        ---------     ---------

Cash and Cash Equivalents at March 31                   $ 293,681     $  64,277
                                                        =========     =========
--------------------------------------------------------------------------------
Income Taxes Paid                                       $   1,398     $     391
Interest Expense Paid                                      31,056        28,104

Noncash Item:
Issuance of stock for employee benefit plans            $   4,395     $   3,283

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

         The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including but not limited to the allowance for credit losses, retirement and postretirement benefits) as of the financial statement dates and the reported amounts of revenues and expenses during the reported periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

                  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for certain items mentioned in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations, are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

2.       INCOME PER SHARE

         The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") effective December 31, 1997. FAS 128 establishes new standards for computing and presenting income per share. All income per share amounts have been restated to conform to the new requirements.

         Basic Income Per Share ("BIPS") is computed by dividing net income by the number of weighted average shares outstanding. Diluted Income Per Share ("DIPS") includes the determinants of BIPS and, in addition, gives effect to potentially dilutive common shares that were outstanding during the period.

         The computation of BIPS and DIPS for the three-month periods ended March 31, 1998 and March 31, 1997 are reflected in the following table.

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.          INCOME PER SHARE (CONTINUED)

                                                             Three-Month Periods Ended March 31,
(In Thousands)                                                                  1998      1997
------------------------------------------------------------------------------------------------
BASIC INCOME PER SHARE:
Net Income                                                                    $14,695    $11,921
                                                                              =======    =======
Weighted average number of common shares outstanding                           18,958     19,664
                                                                              =======    =======
Basic Income Per Share                                                        $  0.78    $  0.61
                                                                              =======    =======
DILUTED INCOME PER SHARE:
Net Income                                                                    $14,695    $11,921
Dividend Equivalents on stock based benefit plans (after-tax)                     145        117
                                                                              -------    -------
      Net Income available for common shareholders                            $14,840    $12,038
                                                                              =======    =======
Weighted average number of common shares outstanding                           18,958     19,664
Dilutive impact of average shares issuable under stock based benefit plans      2,198      2,235
                                                                              -------    -------
      Total Dilutive Shares                                                    21,156     21,899
                                                                              =======    =======
Diluted Income Per Share                                                      $  0.70    $  0.55
                                                                              =======    =======

3.       ACCOUNTING CHANGES AND DEVELOPMENTS

         In December 1996, Statement of Financial Accounting Standards No. 127, which deferred the effective date of certain provisions (relating to repurchase agreements, securities lending and other secured financing transactions) of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("FAS 125") was issued. These provisions of FAS 125 were adopted by the Corporation effective January 1, 1998 and have had no material effect on the Corporation's financial statements.

         As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 requires that changes in comprehensive income (changes in equity from transactions, events and circumstances from "non-owner sources", as defined) items be shown in a primary financial statement. These disclosures are presented in the condensed consolidated statement of changes in stockholders' equity.

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued. FAS 131 requires disclosure of financial and descriptive information about the Corporation's reportable operating segments. The Corporation is required to adopt FAS 131 starting with financial statements for the year ended December 31, 1998. In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ("FAS 132") was issued. FAS 132 revises employer's disclosures about pensions and other postretirement benefits to include additional information of changes in benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. The Corporation is required to adopt this standard starting with financial statements for the year ended December 31, 1998. FAS 131 and FAS 132 are limited to issues of reporting and presentation and do not address recognition or measurement. Adoption, therefore will not affect the Corporation's financial condition or results or operations.

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") was issued effective for financial statements issued in 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Corporation is assessing how the capitalization of these costs will affect financial condition and results of operations.

4.       NET INTEREST REVENUE

         The following is an analysis of the composition of net interest revenue:

                                                Three-Month Periods
                                                  Ended March 31,
                                               ---------------------
                                                                          Better
(In Thousands)                                  1998          1997        (Worse)
------------------------------------------     -------       -------       ----
Interest Income:
   Loans                                       $35,385       $31,456       12.5 %
   Securities:
     Taxable                                    15,894        17,745      (10.4)
     Tax Exempt                                    888           998      (11.0)
   Short-Term Investments                        3,022         1,073         --
   Deposits with Banks                             595           330       80.3
                                               -------       -------       ----
Total Interest Income                           55,784        51,602        8.1
                                               -------       -------       ----
Interest Expense:
   Deposits                                     26,717        24,587       (8.7)
   Short-Term Credit Facilities                  2,160         3,844       43.8
   Long-Term Debt                                  344           431       20.2
   Trust Preferred Capital Securities            1,059           692      (53.0)
                                               -------       -------       ----
Total Interest Expense                          30,280        29,554       (2.5)
                                               -------       -------       ----
Net Interest Income                             25,504        22,048       15.7
   Provision for Credit Losses                     150           300       50.0
                                               -------       -------       ----
Net Interest Revenue                           $25,354       $21,748       16.6 %
                                               =======       =======       ====

5.       PLEDGED ASSETS

         Financial instruments carried at $310.5 million on March 31, 1998 and $314.3 million on December 31, 1997 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

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

7.       RECLASSIFICATIONS

         Certain amounts presented in the prior period have been reclassified to conform with the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REPORTING MATTERS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. Except for the historical information contained herein, matters discussed in this report may be forward-looking statements which involve risks and uncertainties, and actual results may differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update forward-looking statements to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         Net income for the first quarter of 1998 was $14.7 million, compared to $11.9 million earned in the first quarter of 1997. On a diluted basis, income per share was $0.70 in the first quarter of 1998, versus $0.55 in the first quarter of 1997. The Corporation's return on average stockholders' equity was 25.6% for the first quarter of 1998, compared to 21.6% for the first quarter of 1997.

FEE REVENUE

                                            Three Month Periods Ended
                                              ---------------------
                                             March 31,     March 31,      Better
(In Thousands)                                 1998          1997         (Worse)
                                              -------       -------       ------
Investment Management and
  Related Services                            $72,665       $61,219       18.7 %
Corporate Trust                                 5,955         5,477        8.7
                                              -------       -------       ------
               Total Fee Revenue              $78,620       $66,696       17.9 %
                                              =======       =======       ======

Market Related Fees                           $63,505       $53,372       19.0 %
Transaction Related Fees                       15,115        13,324       13.4
                                              -------       -------       ------
               Total Fee Revenue              $78,620       $66,696       17.9 %
                                              =======       =======       ======

         Total fee revenue for the first quarter of 1998 increased approximately $11.9 million to $78.6 million from $66.7 million in the first quarter of 1997. Market-related fee revenue increased by $10.1 million to $63.5 million from $53.4 million in the first quarter of 1997.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, market related fee revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, changes in fee rate schedules and new services, but offset by the outflow of investment management assets due to terminating trusts, disbursements and lost business. The increase in fee revenue in the first quarter of 1998 is attributable to a combination of strong new business and the overall appreciation in the financial markets.

         Most market related fee revenue typically is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing value. Therefore, market value or other incremental changes in a portfolio's size do not typically have a proportionate impact on the level of market related fee revenue. In general, market related fee revenue is determined quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of the level of market related fee revenue is the composition of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                           March 31,       Dec. 31,       March 31,
                                             1998            1997           1997
                                           ---------      ---------       ---------
Equity Securities                              56%            53%            52%
Fixed Income Securities                        30%            32%            35%
Short-Term and Other                           14%            15%            13%
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===

         Transaction related fee revenue, principally derived from corporate trust and agency, estate settlement and brokerage activities increased $1.8 million to $15.1 million in the first quarter of 1998 from $13.3 million for the first quarter of 1997.

         The carrying amount of assets under management was $67.1 billion at March 31, 1998, an increase of $13.8 billion from March 31, 1997. Investment management assets at March 31, 1998, increased approximately $13.4 billion from March 31, 1997.

                                                                                 March    March vs.
                                                                                vs. Dec.   March
Assets Under Management and Administration    March 31,   Dec. 31,   March 31,   Better    Better
(In Billions)                                   1998        1997       1997      (Worse)   (Worse)
                                               ------      ------     ------     ------    ------
Assets Under Management:
  Investment Management                        $ 52.0      $ 47.3     $ 38.6       10.0%     34.8%
  Special Fiduciary                              15.1        13.9       14.7        8.3       2.4
                                               ------      ------     ------     ------    ------

Total Assets Under Management                    67.1        61.2       53.3        9.6      25.9
                                               ------      ------     ------     ------    ------
Assets Under Administration:
  Personal Custody and Other                     21.8        20.1       15.9        8.1      37.2
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value      266.8       248.6      226.0        7.3      18.0
                                               ------      ------     ------     ------    ------

Total Assets Under Administration               288.6       268.7      241.9        7.4      19.3
                                               ------      ------     ------     ------    ------
Total Assets Under Management and
    Administration                             $355.7      $329.9     $295.2        7.8%     20.5%
                                               ======      ======     ======     ======    ======

         Approximately $6.8 billion of assets under management were invested in the Corporation's Excelsior Funds at March 31, 1998. At December 31, 1997 and March 31, 1997, total assets under management invested in the Excelsior Funds were $5.9 billion and $5.1 billion, respectively.

NET INTEREST REVENUE

         The details of net interest revenue are presented in Note 4, of Notes to the Condensed Consolidated Financial Statements.

         Net interest revenue is affected by changes in interest rates, funding strategies, and the impact that changes in the credit quality of the loan portfolio have on the provision for credit losses. The net yield on interest earning assets has increased from 3.03% at March 31, 1997 to 3.29% at March 31, 1998.

OPERATING EXPENSES

                                            Three Month Periods Ended
                                            --------------------------
                                              March 31,     March 31,     Better
(In Thousands)                                  1998          1997        (Worse)
                                               -------       -------       ----
Salaries                                       $26,638       $23,586       (12.9) %
Employee Benefits and
   Performance Compensation                     22,262        16,920       (31.6)
                                               -------       -------       ----

Total Salaries and Benefits                     48,900        40,506       (20.7)
Net Occupancy                                    9,003         9,204         2.2
Other                                           21,981        19,200       (14.5)
                                               -------       -------       ----

Total Operating Expenses                        79,884       $68,910       (15.9) %
                                               =======       =======       ====

         Operating expenses increased by $11.0 million in the first quarter of 1998, compared to the first quarter of 1997. The Corporation's pre-tax margin was 23.2% for the first quarter of 1998 and 22.1% for the first quarter of 1997.

         Salaries and employee benefits including performance compensation increased $8.4 million from the first quarter of 1997. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted income per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other changes, conditions or circumstances that warrant consideration. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 8.6% to 1,609 at March 31, 1998, compared to 1,481 at March 31, 1997.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of March 31, 1998, approximately 127 employees were devoted to these functions compared with 106 as of March 31, 1997. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $8.7 million for the first quarter of 1998, an increase of 20.2% from the $7.3 million incurred during the corresponding 1997 period. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $561,000 for the first quarter of 1998 and $542,000 for the first quarter of 1997.

         In 1996, the Corporation established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing, and implementing solutions for Year 2000 processing. The Corporation is working with Chase (provider of certain of the Corporation's most significant data processing systems) as well as other vendors to ensure compliance with required systems changes. Under a servicing agreement, Chase is responsible for and bears the cost of effecting all necessary changes to such systems. The Corporation expects to incur approximately $5 to $6 million dollars over the next two years related to enhancements necessary to prepare the systems for the year 2000. The Corporation presently believes that with modifications to existing software and compliance by vendors who provide significant processing systems to the Corporation, the Corporation's systems will continue without disruption. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Corporation. Specific factors that might cause such a material impact include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Corporation's Year 2000 plan anticipates that software code remediation and testing of all critical systems will be substantively completed by the end of 1998. The Corporation's total Year 2000 project costs and its estimated time frame to complete are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Corporation.


FINANCIAL CONDITION

CAPITAL AND LIQUIDITY

         The Corporation's ratio of Tier 1 Capital to period end risk-adjusted assets (as defined by the Federal Reserve Board) was 14.8% at March 31, 1998 and 15.6% at March 31, 1997. The ratio of Total Capital to period end risk-adjusted assets was 15.9% at March 31, 1998 and 16.7% at March 31, 1997. The Tier 1 Leverage (Tier 1 Capital as of the period end divided by quarterly (3 month) total average assets) was 7.2% at March 31, 1998 and 7.0% at March 31, 1997.

         The objective of liquidity management is to ensure the availability of financial resources to meet the Corporation's cash flow requirements and to capitalize on opportunities for business expansion. Management monitors the liquidity position of the Parent and each of its subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. Liquidity management is also structured to ensure that the capital needs of the Parent and its subsidiaries are met on a day to day basis.

         The Parent's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders and purchases of its common stock. On January 27, 1998, the Corporation announced a 20% increase in its regular quarterly common stock dividend, indicating an annual dividend rate of $0.72 per share. During the first quarter of 1998, the Board of Directors declared a dividend of $0.18 per share payable on April 24, 1998. Dividends declared per share as a percentage of diluted income per share was 25.7% for the first quarter of 1998 and 27.3% for the first quarter of 1997. Actual dividends declared in 1998 will be subject to the approval of the Board of Directors and regulatory capital limitations.

         The Board of Directors has authorized the repurchase of two million shares of common stock. During the quarter ended March 31, 1998, 226,500 shares have been repurchased at a weighted average purchase price of $62.01 per share. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. The Corporation has remaining authority to repurchase approximately 829,000 additional shares of common stock.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long-term and short-term debt instruments. At March 31, 1998, the subsidiaries have the ability to pay dividends of approximately $47.1 million without prior approval of the regulatory authorities.

         The Parent has a $40.0 million unsecured revolving credit facility maturing in 1999. As of March 31, 1998, the Parent had no borrowings outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         The Parent is authorized to issue up to $5.0 million, $1.00 par value, preferred shares. As of March 31, 1998, no preferred shares have been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, subsidiaries of the Corporation have established their own external funding sources. The subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $365.2 million. As of March 31, 1998, the subsidiaries have borrowed $15.0 million under these credit facilities.

         Liquidity is also generated from the types of financial instruments that the subsidiaries carry as investments. Approximately $940.2 million or 85% of the securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At March 31, 1998, securities sold under agreements to repurchase aggregated $148.2 million. The subsidiaries may also pledge these securities to secure public deposits to qualify for fiduciary powers and as collateral for FHLB and other borrowings. Pledged assets at March 31, 1998 totaled $310.5 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue, within the constraint of acceptable levels of interest rate sensitivity, while maintaining high asset quality and adequate liquidity. The Corporation's asset mix is principally liquid and low-risk. Approximately 38% of average total assets consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Treasury obligations and securities backed by the full faith and credit of the U.S. Government.

         The loan portfolio is the largest component of average total assets. For the 1998 first quarter, average loans comprised approximately 51% of average total assets. Average loans increased $193.4 million, or 11.7%, to $1.8 billion in the first quarter of 1998, from $1.7 billion in the first quarter of 1997. See the "Asset Quality" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

Market Risk and Sensitivity Analysis

         The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation's primary market risk exposure is interest rate risk mainly through mortgage lending activities and through investments in mortgage backed securities. The Corporation uses interest rate swaps ("Swaps") as hedges. Swaps mitigate the interest rate exposure created by financing long-term, fixed rate financial instruments with shorter-term interest bearing deposits.

         Prudent asset/liability management activities generate net interest revenue that results from timing differences in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. The results of these timing differences are presented below in the interest sensitivity gap analysis. Gap analysis has inherent limitations as an analytical tool because it measures the Corporation's exposure to interest rate risk at a single point in time.

         The Corporation also uses simulation analysis to monitor and control net interest revenue at risk and the economic value of equity at risk under multiple interest rate scenarios. The Corporation has established limits for net interest revenue at risk equal to about 2.5% of gross revenue given a 200 basis point adverse change in rates occurring over a twelve month period.

         The table below provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as well as non-interest earning assets, non-interest bearing liabilities and stockholders' equity. To reflect anticipated payments, certain asset and liability categories (including items with no stated maturity) are included in the table based on estimated rather than contractual maturity or repricing dates.

                                                                      Carrying Amount by Expected Maturity
                                         ------------------------------------------------------------------------------------------
                                           Within          1-2          2-3          3-4          4-5         Over 5
(Dollars in Thousands)                     1 Year         Years        Years        Years        Years        Years        Total
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Short-Term Investments                   $   326,342           --           --           --           --           --   $   326,342
Securities                                   563,967    $ 200,311    $  72,936    $  58,725    $  44,539    $ 160,735     1,101,213
Loans, Net of Allowance
   for Credit Losses                         849,910      236,931      171,269      177,781       81,365      339,373     1,856,629
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

Total Interest Earning Assets              1,740,219      437,242      244,205      236,506      125,904      500,108     3,284,184
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

INTEREST BEARING
LIABILITIES:
Interest Bearing Deposits                 (2,492,635)        (456)      (1,829)     (25,070)        (144)        (105)   (2,520,239)
Short-Term Credit Facilities                (167,768)          --           --           --           --           --      (167,768)
Long-Term Debt                                (2,000)      (3,773)     (11,000)      (1,000)      (1,000)          --       (18,773)
Trust Preferred Capital Securities                --           --           --           --           --      (50,000)      (50,000)
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

Total Interest Bearing Liabilities        (2,662,403)      (4,229)     (12,829)     (26,070)      (1,144)     (50,105)   (2,756,780)
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

Asset/(Liability) Sensitivity Gap           (922,184)     433,013      231,376      210,436      124,760      450,003       527,404
Interest Rate Swaps                          505,000*     (70,000)    (120,000)    (140,000)    (145,000)     (30,000)           --
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

Interest Rate Sensitivity Gap               (417,184)     363,013      111,376       70,436      (20,240)     420,003       527,404
Net Non-Interest Earning Assets,
   Non-Interest Bearing Liabilities and
   Stockholders' Equity                       50,948     (250,826)     (67,031)      (9,952)      (9,952)    (240,591)     (527,404)
                                         -----------    ---------    ---------    ---------    ---------    ---------   -----------

Maturity/Repricing Gap                      (366,236)     112,187       44,345       60,484      (30,192)     179,412            --
                                         -----------    ---------    ---------    ---------    ---------    --------    -----------
Cumulative Gap                           $  (366,236)   $(254,049)   $(209,704)   $(149,220)   $(179,412)   $     --    $        --
                                         ===========    =========    =========    =========    =========    =========   ===========

* Includes $610.8 million of total outstanding notional principal balance of which $105.8 million will mature within one year.

         The following table provides details, as of March 31, 1998, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                              Maturing
                             -------------------------------------------
                              Within 1         1 to 5           Over 5
(Dollars In Thousands)          Year            Years           Years          Total
-------------------------    -----------     -----------     -----------    -----------
Fixed Pay Swaps              $   105,750     $   475,000     $    30,000    $   610,750
Average Rate Paid                   6.49%           6.58%           6.50%          6.56%
Average Rate Received (1)           5.68%           5.66%           5.71%          5.67%

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended March 31, 1998 and 1997, are detailed in the following table.

                                                     Three Month Periods Ended
                                                  --------------------------------
(Dollars In Thousands)                            March 31, 1998    March 31, 1997
                                                  --------------    --------------
Net Interest Revenue:
   As Reported                                      $   25,354       $   21,748
   Excluding Hedging Activities                     $   26,572       $   23,427


Net Yield on Interest Earning Assets:
   As Reported                                            3.29%            3.03%
   Excluding Hedging Activities                           3.47%            3.29%

         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $61.3 million and $242.6 million of interest bearing deposits with banks, $1.10 billion and $1.13 billion of securities available for sale and $265.0 million and $145.0 million of federal funds sold at March 31, 1998 and December 31, 1997, respectively.

         The Corporation maintains a high quality securities portfolio with approximately 85% comprised of U.S. Treasury fixed rate obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

         The fair value of securities exceeded their amortized cost by $6.3 million and $7.0 million at March 31, 1998 and December 31, 1997, respectively. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

ASSET QUALITY - LOAN PORTFOLIO

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At March 31, 1998, the loan portfolio totaled $1.9 billion of which approximately 74% were collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:

                                                         Three Month Periods
                                                           Ended March. 31,
                                                     ---------------------------
(In Thousands)                                         1998               1997
                                                     --------           --------
Balance, Beginning of Period                         $ 18,294           $ 16,693
Provision for Credit Losses                               150                300
Recoveries                                                290                275
Charge-offs                                               (21)                --
                                                     --------           --------
Net (Charge-Offs) Recoveries                              269                275
                                                     --------           --------

Balance, End of Period                               $ 18,713           $ 17,268
                                                     ========           ========

         The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio determined by a continuing monitoring process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were six basis points for the first quarter of 1998, compared to annualized net loan recoveries of seven basis points for the first quarter of 1997. The allowance for credit losses at March 31, 1998, was 1.01% of average loans for the quarter. This compares with 1.05% of average loans for the quarter ended March 31, 1997. Given the current market environment, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                     March 31,  Dec. 31,  Sept. 30,  June 30,  March 31,
(In Millions)                          1998       1997      1997       1997      1997
                                       -----      -----     -----      -----     -----
Non-accrual loans                      $ 9.8      $ 9.7     $ 9.5      $ 8.8     $ 8.8
Real estate owned, net                    --         --       0.7        0.7       0.7
                                       -----      -----     -----      -----     -----

Total Nonperforming Assets             $ 9.8      $ 9.7     $10.2      $ 9.5     $ 9.5
                                       =====      =====     =====      =====     =====

         Other real estate owned is net of a reserve for selling and disposition costs of $529,000 at September 30, 1997 and $477,000 at June 30, 1997 and March 31, 1997.

         The allowance for credit losses as a percentage of nonperforming loans was 191.6% at March 31, 1998, compared to 197.4% at March 31, 1997. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.5% at March 31, 1998, compared to 0.6% at March 31, 1997.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT
                                     BASIS)
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------------------------------------------
                                                          1998                                          1997
                                        ----------------------------------------    ----------------------------------------------
                                          AVERAGE                       AVERAGE       AVERAGE                            AVERAGE
                                          BALANCE        INTEREST        RATE         BALANCE         INTEREST             RATE
                                        -----------     -----------    ---------    -----------     -------------      -----------
ASSETS

Interest Earning Securities (1) (2)     $ 1,360,378     $    21,162         6.31%   $ 1,382,239     $      21,065             6.18%
Loans (3)                                 1,849,289          35,385         7.76      1,659,282            31,456             7.69
                                        -----------     -----------    ---------    -----------     -------------      -----------
Total Interest Earning Assets             3,209,667          56,547         7.11      3,041,521            52,521             6.97
                                        -----------     -----------    ---------    -----------     -------------      -----------
Allowance for Credit Losses                 (18,470)                                    (16,893)
Cash and Due from Banks                      69,337                                      68,336
Other Assets                                352,820                                     329,397
                                        -----------                                 -----------
Total Assets                            $ 3,613,354                                 $ 3,422,361
                                        ===========                                 ===========
LIABILITIES AND
       STOCKHOLDERS' EQUITY

Interest Bearing Deposits               $ 2,289,780          26,717         4.73    $ 2,094,721            24,587             4.76
Short-Term Credit Facilities                165,067           2,160         5.31        289,057             3,844             5.39
Trust Preferred Capital Securities           50,000           1,059         8.47         35,000               692             7.91
Long-Term Debt                               20,010             344         6.95         24,326               431             7.14
                                        -----------     -----------    ---------    -----------     -------------      -----------
Total Sources on Which
       Interest is Paid                   2,524,857          30,280         4.86      2,443,104            29,554             4.91
                                        -----------     -----------    ---------    -----------     -------------      -----------
Total Non-Interest Bearing
       Deposits                             579,760                                     484,199
Other Liabilities                           271,029                                     262,559
Stockholders' Equity (3)                    237,708                                     232,499
                                        -----------                                 -----------
Total Liabilities and
       Stockholders' Equity             $ 3,613,354                                 $ 3,422,361
                                        ===========                                 ===========
Net Interest Revenue -
       Tax Equivalent Basis                                  26,267                                        22,967
Credit Loss Provision                                          (150)                                         (300)
Tax Equivalent Adjustment (2)                                  (763)                                         (919)
                                                        -----------                                 -------------
Net Interest Revenue                                    $    25,354                                 $      21,748
                                                        ===========                                 =============
Net Yield on Interest
         Earning Assets                                                     3.29%                                            3.03%
                                                                       =========                                       ===========
Interest Spread                                                             2.25%                                            2.06%
                                                                       =========                                       ===========

(1) The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2) Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of 47%.

(3) Loans and Stockholders' Equity include the Loan to ESOP, which had an average balance of $4.9 million in 1998 and $8.3 million in 1997.

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

10.8 Third Lease Modification Agreement dated September 1, 1997, between 46-47 Associates L.L.C., as Lessor and USTNY, as Lessee, amending the lease agreement dated September 10, 1997.

27       Financial Data Schedule.

(1) Incorporated herein by reference.


         (b) REPORTS ON FORM 8-K:

None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         U. S. Trust Corporation
                                                                    (Registrant)



Date: May 12, 1998                          By: /s/ RICHARD E. BRINKMANN
                                               ---------------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                  (Principal Accounting Officer)