Form 10-Q
period 1998-06-30
U S TRUST CORP /NY
filed 1998-08-10
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the quarterly period ended:           JUNE 30, 1998

            Commission file number:                   0-20469

                             U.S. TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

               New York                                           13-3818952
   (State or other jurisdiction of                           (I. R. S. Employer
    incorporation or organization)                           Identification No.)

114 West 47th Street, New York, New York                          10036-1532
(Address of principal executive offices)                          (Zip Code)

                                 (212) 852-1000
              (Registrant's telephone number, including area code)

           -----------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

       18,812,950 shares, Common Stock, $1 par value, as of July 31, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         An index of the financial statements included in this Form 10-Q filing follows. All page numbers refer to pages within this Form 10-Q.

Title of Financial Statement                                                Page

Condensed Consolidated Statement of Income:

  For the Three Months Ended June 30, 1998 and 1997                            3
  For the Six Months Ended June 30, 1998 and 1997                              4

Condensed Consolidated Statement of Condition as of  June 30, 1998
   and December 31, 1997                                                       5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Six Months Ended June 30, 1998 and 1997                             6

Condensed Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1998 and 1997                                                7

Notes to the Condensed Consolidated Financial Statements                       8

Condensed Consolidated Net Interest Revenue and Average Balances:

   For the Three Months Ended June 30, 1998 and 1997                          21
   For the Six Months Ended June 30, 1998 and 1997                            22

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------
                                                                 BETTER (WORSE)
                                                              --------------------
                                        1998        1997          $           %
                                      --------    --------    --------    --------
Fee Revenue                           $ 83,293    $ 67,913    $ 15,380        22.6 %
Net Interest Revenue                    24,701      22,167       2,534        11.4
Securities Gains, Net                        3          --           3          --
                                      --------    --------    --------    --------

TOTAL REVENUE                          107,997      90,080      17,917       19.9
                                      --------    --------    --------    --------

OPERATING EXPENSES

Salaries                                29,144      25,220      (3,924)     (15.6)
Employee Benefits and Performance
     Compensation                       23,610      16,443      (7,167)     (43.6)
                                      --------    --------    --------    --------

Total Salaries and Benefits             52,754      41,663     (11,091)     (26.6)
Net Occupancy                            8,886       9,192         306        3.3
Other                                   21,287      18,834      (2,453)     (13.0)
                                      --------    --------    --------    --------

TOTAL OPERATING EXPENSES                82,927      69,689     (13,238)     (19.0)
                                      --------    --------    --------    --------

Income Before Income Tax Expense        25,070      20,391       4,679       22.9
Income Tax Expense                       9,777       7,952      (1,825)     (23.0)
                                      --------    --------    --------    --------

NET INCOME                            $ 15,293    $ 12,439    $  2,854        22.9 %
                                      ========    ========    ========    ========

BASIC INCOME PER SHARE                $   0.81    $   0.64    $   0.17        26.6 %
                                      ========    ========    ========    ========

DILUTED INCOME PER SHARE              $   0.73    $   0.58    $   0.15        25.9 %
                                      ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------------
                                                                BETTER (WORSE)
                                                             --------------------
                                       1998        1997          $           %
                                     --------    --------    --------    --------
Fee Revenue                          $161,913    $134,609    $ 27,304        20.3%
Net Interest Revenue                   50,055      43,915       6,140        14.0
Securities Gains, Net                       3           9          (6)      (66.7)
                                     --------    --------    --------    --------
TOTAL REVENUE                         211,971     178,533      33,438        18.7
                                     --------    --------    --------    --------

OPERATING EXPENSES
Salaries                               55,782      48,806      (6,976)      (14.3)
Employee Benefits and Performance
     Compensation                      45,872      33,363     (12,509)      (37.5)
                                     --------    --------    --------    --------
Total Salaries and Benefits           101,654      82,169     (19,485)      (23.7)
Net Occupancy                          17,889      18,396         507         2.8
Other                                  43,268      38,034      (5,234)      (13.8)
                                     --------    --------    --------    --------
TOTAL OPERATING EXPENSES              162,811     138,599     (24,212)      (17.5)
                                     --------    --------    --------    --------

Income Before Income Tax Expense       49,160      39,934       9,226        23.1
Income Tax Expense                     19,172      15,574      (3,598)      (23.1)
                                     --------    --------    --------    --------

NET INCOME                           $ 29,988    $ 24,360    $  5,628        23.1%
                                     ========    ========    ========    ========

BASIC INCOME PER SHARE               $   1.59    $   1.25    $   0.34        27.2%
                                     ========    ========    ========    ========

DILUTED INCOME PER SHARE             $   1.43    $   1.14    $   0.29        25.4%
                                     ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       JUNE 30,       DECEMBER 31,
ASSETS                                                   1998            1997
                                                      ----------      ----------
Interest Earning Securities                           $1,247,585      $1,519,083
Loans, Net of Allowance for Credit Losses
     ($19,037 in 1998 and $18,294 in 1997)             2,013,634       1,920,555
Other Assets                                             415,270         375,344
                                                      ----------      ----------

Total Assets                                          $3,676,489      $3,814,982
                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                        $2,943,035      $3,073,902
Short and Long-Term Credit Facilities                    230,574         251,842
Other Liabilities                                        268,351         258,092
                                                      ----------      ----------

Total Liabilities                                      3,441,960       3,583,836
                                                      ----------      ----------

Stockholders' Equity                                     234,529         231,146
                                                      ----------      ----------

Total Liabilities and Stockholders' Equity            $3,676,489      $3,814,982
                                                      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                                                                            Other         Total
                                             Common      Capital    Retained    Treasury    Loan to     Comprehensive  Stockholders'
                                              Stock      Surplus    Earnings      Stock       ESOP      Income (Loss)     Equity
                                            ---------   ---------   ---------   ---------   ---------     ---------     ---------
Balance, January 1, 1998                    $  19,895   $  11,067   $ 246,238   $ (42,627)  $  (7,254)    $   3,827     $ 231,146

Net Income                                                             29,988                                              29,988
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                           (70)          (70)
                                                                    ---------                             ---------     ---------
Total Comprehensive Income                                             29,988                                   (70)       29,918

Purchases of Treasury Stock                                                       (28,210)                                (28,210)
Principal Payment by ESOP                                                                       3,481                       3,481
Cash Dividends Declared ($0.36 Per Share)                              (6,772)                                             (6,772)
Capital Effect of Employee Benefit
   Plans                                           37        (412)      1,697       3,644                                   4,966
                                            ---------   ---------   ---------   ---------   ---------     ---------     ---------
Balance, June 30, 1998                      $  19,932   $  10,655   $ 271,151   $ (67,193)  $  (3,773)    $   3,757     $ 234,529
                                            =========   =========   =========   =========   =========     =========     =========

                                                                                                         Accumulated
                                                                                                            Other         Total
                                             Common      Capital    Retained    Treasury     Loan to    Comprehensive  Stockholders'
                                              Stock      Surplus    Earnings      Stock       ESOP      Income (Loss)    Equity
                                            ---------   ---------   ---------   ---------   ---------     ---------     ---------
Balance, January 1, 1997                    $  19,630   $   3,575   $ 205,384   $  (4,728)  $ (10,468)    $     705     $ 214,098

Net Income                                                             24,360                                              24,360
Net Unrealized Gain on Securities
   Available for Sale                                                                                           334           334
                                                                    ---------                             ---------     ---------
Total Comprehensive Income                                             24,360                                   334        24,694

Purchases of Treasury Stock                                                       (23,844)                                (23,844)
Principal Payment by ESOP                                                                       3,214                       3,214
Cash Dividends Declared ($0.30 Per Share)                              (5,872)                                             (5,872)
Issuance of Shares for Acquisition                204       6,943                                                           7,147
Capital Effect of Employee Benefit
   Plans                                           40        (551)      1,328       2,655                                   3,472
                                            ---------   ---------   ---------   ---------   ---------     ---------     ---------
Balance, June 30, 1997                      $  19,874   $   9,967   $ 225,200   $ (25,917)  $  (7,254)    $   1,039     $ 222,909
                                            =========   =========   =========   =========   =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
Net Cash Provided by Operating Activities               $  48,349     $  33,707
                                                        ---------     ---------
Cash Flows From Investing Activities:
Interest Earning Securities:
     Purchases                                           (169,534)     (472,158)
     Sales                                                  1,315        34,394
     Maturities, Calls and Mandatory Redemptions          437,814       429,467
Net Change in Loans                                       (93,832)      (71,404)
Other, Net                                                (10,985)      (13,652)
                                                        ---------     ---------
Net Cash Provided by (Used in) Investing Activities       164,778       (93,353)
                                                        ---------     ---------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits               (45,610)      113,535
Net Change in Interest Bearing Deposits                   (85,257)     (169,224)
Net Change in Short-Term Credit Facilities                (16,787)      108,518
Issuance of Trust Preferred Capital Securities                 --        50,000
Repayments of Long-Term Debt                               (4,481)       (3,214)
Purchases of Treasury Stock                               (28,210)      (23,844)
Other, Net                                                 (5,303)       (5,014)
                                                        ---------     ---------
Net Cash Provided by (Used in) Financing Activities      (185,648)       70,757
                                                        ---------     ---------
Net Change in Cash and Cash Equivalents                    27,479        11,111
Cash and Cash Equivalents at January 1                     74,887        78,566
                                                        ---------     ---------
Cash and Cash Equivalents at June 30                    $ 102,366     $  89,677
                                                        =========     =========
--------------------------------------------------------------------------------
Income Taxes Paid                                       $  21,144     $  14,996
Interest Expense Paid                                      59,713        63,693

Noncash Item:
Issuance of stock for employee benefit plans            $   4,733     $   3,283

The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of U.S. Trust Corporation (individually, the "Parent") and its wholly owned subsidiaries (collectively with the Parent, the "Corporation"). All material intercompany accounts and transactions have been eliminated in consolidation.

         The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including but not limited to the allowance for credit losses, retirement and postretirement benefits) as of the financial statement dates and the reported amounts of revenues and expenses during the reported periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

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

2.       ACCOUNTING CHANGES AND DEVELOPMENTS

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued. FAS 131 requires disclosure of financial and descriptive information about the Corporation's reportable operating segments. The Corporation is required to adopt FAS 131 starting with financial statements for the year ended December 31, 1998. In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ("FAS 132") was issued. FAS 132 revises employer's disclosures about pensions and other postretirement benefits to include additional information of changes in benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. The Corporation is required to adopt this standard starting with financial statements for the year ended December 31, 1998. FAS 131 and FAS 132 are limited to issues of reporting and presentation and do not address recognition or measurement. Adoption, therefore will not affect the Corporation's financial condition or results of operations.

         In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") was issued effective for financial statements issued in 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Corporation anticipates adoption of SOP 98-1 will not have a material effect on the Corporation's financial condition or results of operations.

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. FAS 133 is effective for all quarters of years beginning after June 15, 1999. The Corporation is in the process of assessing how the adoption of FAS 133 will affect its financial condition and results of operations.

3.        ACQUISITION

         On July 31, 1998, the Corporation acquired Wood Island Associates, Inc., an investment management firm located in Larkspur, California that managed approximately $1 billion in assets. Under the terms of the acquisition, the Corporation made a $21.9 million initial payment comprised of both cash and common stock of the Corporation (approximately 99,000 shares) and may make several additional payments after the acquisition date based upon business retention and other conditions. The transaction, which is accounted for as a purchase, will not have a material impact on the Corporation's financial condition or results of operations.

4.       INCOME PER SHARE

         The Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") effective December 31, 1997. FAS 128 establishes new standards for computing and presenting income per share. All income per share amounts have been restated to conform to the new requirements.

         The computation of basic income per share and diluted income per share for the three-month and six-month periods ended June 30, 1998 and June 30, 1997 are reflected in the following table.

                                                                Three Month Periods    Six Month Periods
                                                                   Ended June 30,        Ended June 30,
                                                                 ------------------    ------------------
                                                                   1998      1997       1998       1997
                                                                 -------    -------    -------    -------
BASIC INCOME PER SHARE:
Net Income                                                       $15,293    $12,439    $29,988    $24,360
                                                                 =======    =======    =======    =======
Weighted average number of common shares outstanding              18,806     19,424     18,882     19,543
                                                                 =======    =======    =======    =======
          Basic Income Per Share                                 $  0.81    $  0.64    $  1.59    $  1.25
                                                                 =======    =======    =======    =======
DILUTED INCOME PER SHARE:
Net Income                                                       $15,293    $12,439    $29,988    $24,360
Dividend Equivalents on stock based benefit plans (after-tax)        177        142        322        259
                                                                 -------    -------    -------    -------
 Adjusted Net Income                                             $15,470    $12,581    $30,310    $24,619
                                                                 =======    =======    =======    =======
Weighted average number of common shares outstanding              18,806     19,424     18,882     19,543
Dilutive impact of shares issuable under stock based
  benefit plans                                                    2,369      2,163      2,269      2,112
                                                                 -------    -------    -------    -------
Total Dilutive Shares                                             21,175     21,587     21,151     21,655
                                                                 =======    =======    =======    =======
          Diluted Income Per Share                               $  0.73    $  0.58    $  1.43    $  1.14
                                                                 =======    =======    =======    =======

                             U.S. TRUST CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       NET INTEREST REVENUE

         The following is an analysis of the composition of net interest revenue:

                                                     Three Month Periods      Six Month Periods
                                                        Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
(In Thousands)                                         1998        1997        1998        1997
                                                     --------    --------    --------    --------
Interest Income:
   Loans                                             $ 36,651    $ 32,642    $ 72,036    $ 64,098
   Securities:
     Taxable                                           14,892      17,329      30,786      35,074
     Tax Exempt                                           950       1,004       1,838       2,002
   Short-Term Investments and Deposits with Banks       2,534       2,051       6,151       3,454
                                                     --------    --------    --------    --------
Total Interest Income                                  55,027      53,026     110,811     104,628
                                                     --------    --------    --------    --------
Interest Expense:
   Deposits                                            26,147      25,206      52,864      49,793
   Short and Long-Term Credit Facilities                4,029       5,503       7,592      10,470
                                                     --------    --------    --------    --------
Total Interest Expense                                 30,176      30,709      60,456      60,263
                                                     --------    --------    --------    --------
Net Interest Income                                    24,851      22,317      50,355      44,365
   Provision for Credit Losses                            150         150         300         450
                                                     --------    --------    --------    --------
Net Interest Revenue                                 $ 24,701    $ 22,167    $ 50,055    $ 43,915
                                                     ========    ========    ========    ========

6.       PLEDGED ASSETS

         Financial instruments carried at $269.8 million on June 30, 1998 and $314.3 million on December 31, 1997 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

7.       CONTINGENCIES

         There are various pending and threatened actions and claims against the Corporation in which the Corporation has denied liability and which it will vigorously contest. Management, after consultation with counsel, is of the opinion that the ultimate resolution of such matters is unlikely to have any future material effect on the Corporation's financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

         Net income for the second quarter of 1998 was $15.3 million, compared to $12.4 million earned in the second quarter of 1997. On a diluted basis, income per share was $0.73 in the second quarter of 1998, versus $0.58 in the second quarter of 1997. The Corporation's annualized return on average stockholders' equity was 26.4% for the second quarter of 1998, compared to 22.6% for the second quarter of 1997.

FEE REVENUE

                                       Three Month Periods Ended
                                       -------------------------
                                        June 30,       June 30,        Better
(In Thousands)                            1998           1997         (Worse)
                                        --------       --------       --------
Investment Management
  and Related Services                  $ 76,532       $ 61,451           24.5 %
Corporate Trust                            6,761          6,462            4.6
                                        --------       --------       --------
      Total Fee Revenue                 $ 83,293       $ 67,913           22.6 %
                                        ========       ========       ========
Market Related Fees                     $ 67,848       $ 54,049           25.5 %
Transaction Related Fees                  15,445         13,864           11.4
                                        --------       --------       --------
      Total Fee Revenue                 $ 83,293       $ 67,913           22.6 %
                                        ========       ========       ========

                                        Six Month Periods Ended
                                        -----------------------
                                        June 30,       June 30,        Better
(In Thousands)                            1998           1997         (Worse)
                                        --------       --------       --------
Investment Management
  and Related Services                  $149,197       $122,670           21.6 %
Corporate Trust                           12,716         11,939            6.5
                                        --------       --------       --------
      Total Fee Revenue                 $161,913       $134,609           20.3 %
                                        ========       ========       ========
Market Related Fees                     $131,353       $107,421           22.3 %
Transaction Related Fees                  30,560         27,188           12.4
                                        --------       --------       --------
      Total Fee Revenue                 $161,913       $134,609           20.3 %
                                        ========       ========       ========

         Total fee revenue for the second quarter of 1998 increased approximately $15.4 million to $83.3 million from $67.9 million in the second quarter of 1997. Market related fee revenue increased by $13.8 million to $67.8 million from $54.0 million in the second quarter of 1997.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, market related fee revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, changes in fee rate schedules and new services, but offset by the outflow of investment management assets due to terminating trusts, disbursements and lost business. The increase in fee revenue in the second quarter of 1998 as compared to the second quarter of 1997 is primarily attributable to a combination of strong new business and the overall appreciation in the financial markets.

         Market related fee revenue typically is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing value. Therefore, market value or other incremental changes in a portfolio's size may not have a proportionate impact on the level of market related fee revenue. In general, market related fee revenue is determined quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of the level of market related fee revenue is the type of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                     June 30,        March 31,        June 30,
                                       1998            1998             1997
                                    ----------      ----------       ----------
Equity                                      56%             56%              55%
Fixed Income                                30%             30%              33%
Short-Term and Other                        14%             14%              12%
                                    ----------      ----------       ----------
                                           100%            100%             100%
                                    ==========      ==========       ==========

         Transaction related fee revenue, principally derived from corporate trust and agency, estate settlement and brokerage activities increased $1.6 million to $15.4 million in the second quarter of 1998 from $13.9 million for the second quarter of 1997.

         As presented in the following table, the carrying amount of assets under management was $68.2 billion at June 30, 1998, an increase of $10.5 billion from June 30, 1997. Investment management assets at June 30, 1998, increased approximately $11.9 billion from June 30, 1997.

                                                                                       June vs.   June vs.
                                                                                        March       June
Assets Under Management and Administration      June 30,     March 31,    June 30,      Better     Better
(In Billions)                                     1998         1998         1997       (Worse)     (Worse)
                                                 ------       ------       ------       ------     ------
Assets Under Management:
  Investment Management                          $ 54.2       $ 52.0       $ 42.3          4.3 %     28.2 %
  Special Fiduciary                                14.0         15.1         15.4         (7.3)      (9.5)
                                                 ------       ------       ------       ------     ------
Total Assets Under Management                      68.2         67.1         57.7          1.7       18.1
                                                 ------       ------       ------       ------     ------
Assets Under Administration:
  Personal Custody and Other                       22.4         21.8         19.2          2.8       16.4
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value        279.7        266.8        234.8          4.9       19.2
                                                 ------       ------       ------       ------     ------
Total Assets Under Administration                 302.1        288.6        254.0          4.7       19.0
                                                 ------       ------       ------       ------     ------
Total Assets Under Management and
    Administration                               $370.3       $355.7       $311.7          4.1 %     18.8 %
                                                 ======       ======       ======       ======     ======

                  The volume of corporate and municipal trusteeships and agency relationships (measured by the par value of the outstanding debt) increased 19.2% at June 30, 1998 as compared to June 30, 1997. Corporate trust activities are a source of both interest and non-interest bearing funds. Corporate trust activities also generate funds which are invested in various Excelsior Funds (several families of mutual funds advised by certain subsidiaries of the Parent) resulting in additional investment management fee revenue to the Corporation.

         Approximately $6.9 billion of assets under management were invested in the Excelsior Funds at June 30, 1998. At March 31, 1998 and June 30, 1997, total assets under management invested in the Excelsior Funds were $6.8 billion and $5.3 billion, respectively.

NET INTEREST REVENUE

         The details of net interest revenue are presented in Note 5 of Notes to the Condensed Consolidated Financial Statements.

         Net interest revenue is affected by changes in interest rates, funding strategies, and the impact that changes in the credit quality of the loan portfolio have on the provision for credit losses. The net yield on interest earning assets increased from 3.06% at June 30, 1997 to 3.23% at June 30, 1998.

OPERATING EXPENSES

                                     Three Month Periods Ended
                                      -----------------------
                                      June 30,        June 30,         Better
(In Thousands)                         1998             1997          (Worse)
                                      -------         -------         -------
Salaries                              $29,144         $25,220           (15.6) %
Employee Benefits and
   Performance Compensation            23,610          16,443           (43.6)
                                      -------         -------         -------
Total Salaries and Benefits            52,754          41,663           (26.6)
Net Occupancy                           8,886           9,192             3.3
Other                                  21,287          18,834           (13.0)
                                      -------         -------         -------
Total Operating Expenses              $82,927         $69,689           (19.0) %
                                      =======         =======         =======

                                           Six Month Periods Ended
                                           ------------------------
                                           June 30,        June 30,         Better
(In Thousands)                               1998            1997          (Worse)
                                           --------        --------        --------
Salaries                                   $ 55,782        $ 48,806           (14.3) %
Employee Benefits and
   Performance Compensation                  45,872          33,363           (37.5)
                                           --------        --------        --------
Total Salaries and Benefits                 101,654          82,169           (23.7)
Net Occupancy                                17,889          18,396             2.8
Other                                        43,268          38,034           (13.8)
                                           --------        --------        --------
Total Operating Expenses                   $162,811        $138,599           (17.5) %
                                           ========        ========        ========

         Operating expenses increased by $13.2 million in the second quarter of 1998, compared to the second quarter of 1997. The Corporation's pre-tax margin was 23.2% for the second quarter of 1998 and 22.6% for the second quarter of 1997.

         For the first half of 1998, operating expenses increased by $24.2 million, compared to the first half of 1997. The Corporation's pre-tax margin was 23.2% for the first half of 1998 and 22.4% for the first half of 1997.

         Salaries and employee benefits including performance compensation increased in both the second quarter and six month periods of 1998 when compared to the corresponding 1997 periods. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted income per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other conditions or circumstances that warrant consideration. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 10.7% to 1,656 at June 30, 1998, compared to 1,496 at June 30, 1997.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of June 30, 1998, approximately 129 employees were devoted to these functions compared to 107 employees as of June 30, 1997. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $9.3 million for the second quarter of 1998, an increase of 49.1% from the $6.3 million incurred during the corresponding 1997 period. For the first half of the 1998 direct expenses amounted to $18.1 million an increase of 33.6% from the $13.5 million incurred during the first half of 1997. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $558,000 and $501,000 for the second quarters of 1998 and 1997, respectively and $1.1 million and $1.0 for the first six months of 1998 and 1997, respectively.

         In 1996, the Corporation established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing, and implementing solutions for Year 2000 processing. The Corporation is working with The Chase Manhattan Corporation (provider of certain of the Corporation's most significant data processing systems) as well as other vendors to ensure compliance with required systems changes. Under a servicing agreement, The Chase Manhattan Corporation is responsible for and bears the cost of effecting all necessary changes to such systems. The Corporation expects to incur approximately $5 to $6 million dollars over the next two years related to enhancements necessary to prepare the systems for the year 2000. The Corporation presently believes that with modifications to existing software and compliance by vendors who provide significant processing systems to the Corporation, the Corporation's systems will continue without disruption. However, if such modifications are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Corporation. Specific factors that might cause such a material impact include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Corporation's Year 2000 plan anticipates that software code remediation and testing of all critical systems will be substantively completed by January 1999. The Corporation's total Year 2000 project costs and its estimated time frame to complete are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Corporation.

FINANCIAL CONDITION

CAPITAL AND LIQUIDITY

         Regulatory capital amounts and ratios for the Corporation and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of June 30, 1998 and 1997 are set forth in the following table. Minimum ratio requirements and ratios required to be considered "well capitalized" by the Federal Reserve Board are also presented.

                                                                               Minimum            Well
                                                                               Federal        Capitalized
                                                                            Reserve Ratio     Under Prompt
                                 Actual as of           Actual as of         For Capital       Corrective
(Dollars in                      June 30, 1998          June 30, 1997          Adequacy     Action Provisions
Thousands)                    -------------------     -----------------     -------------   -----------------
                               Amount       Rate      Amount       Rate
Tier 1 Capital:
  Corporation                 $256,902      14.0%     $238,808     14.6%          4.0%             6.0%
  Trust Company                153,123       9.9%      144,473     11.0%          4.0%             6.0%

Total Capital:
  Corporation                  275,939      15.1%      256,437     15.7%          8.0%            10.0%
  Trust Company                169,831      11.0%      158,252     12.0%          8.0%            10.0%

Tier 1 Leverage:
  Corporation                  256,902       7.2%      238,808      7.1%        3.0-5.0%            --
  Trust Company                153,123       5.4%      144,473      5.3%        3.0-5.0%           5.0%

         The objective of liquidity management is to ensure the availability of financial resources to meet the Corporation's cash flow requirements and to capitalize on opportunities for business expansion. Management monitors the liquidity position of the Parent and each of its subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. Liquidity management is also structured to ensure that the capital needs of the Parent and the Corporation are met on a day to day basis.

         The Parent's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders, capital additions to its subsidiaries and repurchases of its common stock. On January 27, 1998, the Parent announced a 20% increase in its regular quarterly common stock dividend, indicating an annual dividend of $0.72 per share. During the first six months of 1998, the Board of Directors declared two quarterly dividends of $0.18 per share. Dividend declared per share as a percentage of diluted income per share was 25.2% for the first six months of 1998 and 26.3% for the comparable 1997 period. Actual dividend declarations for the remaining part of 1998 will be subject to the approval of the Board of Directors of the Parent ("Board") and regulatory capital limitations.

         The Board has authorized the repurchase of two million shares of common stock. During the six months ended June 30, 1998, 423,400 shares have been repurchased at a weighted average purchase price of $66.63 per share. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. The Parent has remaining authority to repurchase 632,510 additional shares of common stock.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. At June 30, 1998, the subsidiaries have the ability to pay dividends of approximately $46.9 million without prior approval of the regulatory authorities.

         The Parent has a $40.0 million unsecured revolving credit facility maturing in 1999. As of June 30, 1998, the Parent had $5.0 million outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         The Parent is authorized to issue up to $5.0 million, $1.00 par value, preferred stock. As of June 30, 1998, no preferred stock has been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, subsidiaries of the Corporation have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $352.9 million. As of June 30, 1998, certain subsidiaries have borrowed $14.0 million under these credit facilities.

         Liquidity is also generated from the types of financial instruments that the subsidiaries carry as investments. Approximately $897.5 million or 83% of the securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At June 30, 1998, securities sold under agreements to repurchase aggregated $125.8 million. The subsidiaries also may pledge these securities to secure public deposits to qualify for fiduciary powers and as collateral for FHLB and other borrowings. Pledged assets at June 30, 1998 totaled $269.8 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue within the constraint of acceptable levels of interest rate sensitivity while maintaining high asset quality and adequate liquidity. The Corporation's asset mix is principally liquid and low-risk. Approximately 36% of average total assets for the first six months of 1998 consist of short-term financial instruments and readily marketable securities. The securities portfolio is concentrated in investments in U.S. Government obligations and securities backed by the full faith and credit of the U.S. Government.

         The loan portfolio is the largest component of average total assets. For the first half of 1998, average loans comprised approximately 52% of average total assets. Average loans increased $211.3 million, or 12.6%, to $1.9 billion during the first half of 1998, from $1.7 billion for the first half of 1997. See the "Quality of Lending Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

Market Risk and Sensitivity Analysis

         The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation's primary market risk exposure is interest rate risk mainly through mortgage lending activities and through investments in mortgage backed securities. The Corporation uses interest rate swaps ("Swaps") as hedges. Swaps mitigate interest rate exposure created by financing long-term, fixed rate financial instruments with shorter-term, floating rate, interest bearing deposits.

         Prudent asset/liability management activities generate net interest revenue that results from timing differences in the maturity and/or repricing of assets, liabilities and off balance sheet positions. The results of these timing differences are presented below in the interest sensitivity gap analysis. Gap analysis has inherent limitations as an analytical tool because it measures the Corporation's exposure to interest rate risk at a single point in time.

           The Corporation also uses simulation analysis to monitor and control net interest revenue at risk and the economic value of equity at risk under multiple interest rate scenarios. The Corporation has established limits for net interest revenue at risk equal to about 2.5% of total revenue given a 200 basis point adverse change in rates occurring over a twelve month period.

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

                                                                  Carrying Amount by Expected Maturity
                                    -----------------------------------------------------------------------------------------------
                                      Within          1-2           2-3           3-4           4-5         Over 5
(Dollars in Thousands)                1 Year         Years         Years         Years         Years         Years         Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
INTEREST EARNING ASSETS:
Interest Earning Securities         $   732,914   $   185,756   $    65,948   $    61,602   $    51,925   $   149,440   $ 1,247,585
Loans, Net of Allowance for
   Credit Losses                        931,678       253,421       187,066       205,600        89,158       346,711     2,013,634
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total Interest Earning Assets         1,664,592       439,177       253,014       267,202       141,083       496,151     3,261,219
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
INTEREST BEARING
LIABILITIES:
Interest Bearing Deposits            (2,209,683)       (4,319)       (3,091)      (24,985)         (253)           --    (2,242,331)
Short and Long-Term Credit
   Facilities                          (167,574)           --       (11,000)       (1,000)       (1,000)      (50,000)     (230,574)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total Interest Bearing
Liabilities                          (2,377,257)       (4,319)      (14,091)      (25,985)       (1,253)      (50,000)   (2,472,905)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Asset/(Liability) Sensitivity Gap      (712,665)      434,858       238,923       241,217       139,830       446,151       788,314
Interest Rate Swaps                     490,000*     (150,000)      (75,000)      (90,000)     (175,000)           --            --
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Interest Rate Sensitivity Gap          (222,665)      284,858       163,923       151,217       (35,170)      446,151       788,314
Net Non-Interest Earning Assets,
   Non-Interest Bearing
   Liabilities and
   Stockholders' Equity                (204,298)     (251,625)      (67,830)      (10,750)      (10,750)     (243,061)     (788,314)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Maturity/Repricing Gap                 (426,963)       33,233        96,093       140,467       (45,920)      203,090            --
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========
Cumulative Gap                      $  (426,963)  $  (393,730)  $  (297,637)  $  (157,170)  $  (203,090)  $        --   $        --
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

* Includes $585.0 million of total outstanding notional principal balance of which $95.0 million will mature within one year.

         The following table provides details, as of June 30, 1998, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                       Maturing
                                         -------------------------------------
                                         Within 1        1 to 5
(Dollars In Thousands)                     Year          Years         Total
                                         ---------     ---------     ---------
Fixed Pay Swaps                          $  95,000     $ 490,000     $ 585,000
Average Rate Paid                             6.64 %        6.56 %        6.57 %
Average Rate Received(1)                      5.70 %        5.70 %        5.70 %

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters and six month periods ended June 30, 1998 and 1997, are detailed in the following table.

                                           Three Month Periods Ended          Six Month Periods Ended
                                           -------------------------         -------------------------
(Dollars In Thousands)                  June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                        -------------    -------------    -------------    -------------
Net Interest Revenue:
   As Reported                             $ 24,701         $ 22,167         $ 50,055         $ 43,915
   Excluding Hedging Activities            $ 26,008         $ 23,571         $ 52,580         $ 46,998

Net Yield on Interest Earning Assets:
   As Reported                                 3.23%            3.06%            3.26%            3.04%
   Excluding Hedging Activities                3.40%            3.26%            3.44%            3.28%

         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing Swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $46.9 million and $242.6 million of interest bearing deposits with banks, $1.08 billion and $1.13 billion of securities available for sale and $125.0 million and $145.0 million of federal funds sold at June 30, 1998 and December 31, 1997, respectively.

         The Corporation maintains a high quality securities portfolio with approximately 83% comprised of U.S. Treasury obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs are principally collateralized by GNMAs.

         The fair value of securities exceeded their amortized cost by $6.8 million and $7.0 million at June 30, 1998 and December 31, 1997, respectively. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

QUALITY OF LENDING ACTIVITIES

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At June 30, 1998, the loan portfolio totaled $2.0 billion of which approximately 72% were collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:

                                   Three Month Periods       Six Month Periods
                                      Ended June 30,          Ended June 30,
                                   --------------------    ---------------------
(In Thousands)                       1998        1997        1998         1997
                                   --------    --------    --------     --------
Balance, Beginning of Period       $ 18,713    $ 17,268    $ 18,294     $ 16,693
Provision for Credit Losses             150         150         300          450
Recoveries                              174         211         464          486
Charge-offs                              --          --         (21)          --
                                   --------    --------    --------     --------
Net Recoveries                          174         211         443          486
                                   --------    --------    --------     --------
Balance, End of Period             $ 19,037    $ 17,629    $ 19,037     $ 17,629
                                   ========    ========    ========     ========

         The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio determined by a continuous surveillance process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were four basis points for the second quarter of 1998, compared to annualized net loan recoveries of five basis points for the second quarter of 1997. For the first half of 1998, annualized net loan recoveries as a percentage of average loans were five basis points, versus annualized net loan recoveries of six basis points for the first half of 1997. The allowance for credit losses at June 30, 1998, was 0.99% of average loans for the quarter. This compares with 1.04% of average loans for the quarter ended June 30, 1997. Given the current market environment, it is anticipated that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,
(In Millions)                     1998       1998       1997       1997       1997
                                --------   --------   --------   --------   --------
Non-accrual loans               $    8.2   $    9.8   $    9.7   $    9.5   $    8.8
Real estate owned, net                --         --         --        0.7        0.7
                                --------   --------   --------   --------   --------
Total Nonperforming Assets      $    8.2   $    9.8   $    9.7   $   10.2   $    9.5
                                ========   ========   ========   ========   ========

         Other real estate owned is net of a reserve for selling and disposition costs of $529,000 at September 30, 1997 and $477,000 at June 30, 1997.

         The allowance for credit losses as a percentage of non-accrual loans was 233.0% at June 30, 1998, compared to 200.2% at June 30, 1997. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.4% at June 30, 1998, compared to 0.6% at June 30, 1997.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------------------
                                                            1998                                         1997
                                          -----------------------------------------     -----------------------------------------
                                            AVERAGE                       AVERAGE         AVERAGE                       AVERAGE
                                            BALANCE       INTEREST         RATE           BALANCE       INTEREST         RATE
                                          -----------    -----------    -----------     -----------    -----------    -----------
Interest Earning Securities (1) (2)       $ 1,259,040    $    19,172           6.11 %   $ 1,332,254    $    21,267           6.40 %
Loans (3)                                   1,925,155         36,651           7.64       1,699,592         32,642           7.70
                                          -----------    -----------    -----------     -----------    -----------    -----------
Total Interest Earning Assets               3,184,195         55,823           7.03       3,031,846         53,909           7.12
                                          -----------    -----------    -----------     -----------    -----------    -----------
Interest Bearing Deposits                   2,234,269         26,147           4.69       2,087,345         25,206           4.84
Short-Term Credit Facilities                  200,568          2,657           5.31         292,065          4,033           5.54
Long-Term Credit Securities                    68,058          1,372           8.09          73,254          1,470           8.05
                                          -----------    -----------    -----------     -----------    -----------    -----------
Total Sources on Which
     Interest is Paid                       2,502,895         30,176           4.84       2,452,664         30,709           5.02
                                          -----------    -----------    -----------     -----------    -----------    -----------
Net Interest Revenue -
     Tax Equivalent Basis                                     25,647                                        23,200
Net Free Funds (4)                        $   681,300                                   $   579,182
                                          ===========                                   ===========
Credit Loss Provision                                           (150)                                         (150)
Tax Equivalent Adjustment (2)                                   (796)                                         (883)
                                                         -----------                                   -----------
Net Interest Revenue                                     $    24,701                                   $    22,167
                                                         ===========                                   ===========
Net Yield on Interest
       Earning Assets                                                          3.23 %                                        3.06 %
                                                                        ===========                                   ===========
Interest Spread                                                                2.19 %                                        2.10 %
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

(3) Loans and Stockholders' Equity include the Loan to ESOP, which had an average balance of $3.8 million in 1998 and $7.3 million in 1997.

(4) Net Free Funds consist of non-interest bearing deposits, other liabilities and stockholders' equity, net of non-interest earning assets.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES (DOLLARS IN THOUSANDS; INTEREST AND AVERAGE RATES ON A TAXABLE EQUIVALENT BASIS)
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------------------
                                                            1998                                          1997
                                          -----------------------------------------     -----------    -----------    -----------
                                            AVERAGE                       AVERAGE         AVERAGE                       AVERAGE
                                            BALANCE       INTEREST         RATE           BALANCE       INTEREST         RATE
                                          -----------    -----------    -----------     -----------    -----------    -----------
Interest Earning Securities (1) (2)       $ 1,309,429    $    40,334           6.21 %   $ 1,357,109    $    42,332           6.29 %
Loans (3)                                   1,887,432         72,036           7.70       1,679,548         64,098           7.70
                                          -----------    -----------    -----------     -----------    -----------    -----------
Total Interest Earning Assets               3,196,861        112,370           7.07       3,036,657        106,430           7.05
                                          -----------    -----------    -----------     -----------    -----------    -----------
Interest Bearing Deposits                   2,261,871         52,864           4.71       2,091,013         49,793           4.80
Short-Term Credit Facilities                  182,916          4,817           5.31         290,570          7,877           5.47
Long-Term Credit Securities                    69,029          2,775           8.11          66,328          2,593           7.88
                                          -----------    -----------    -----------     -----------    -----------    -----------
Total Sources on Which
     Interest is Paid                       2,513,816         60,456           4.85       2,447,911         60,263           4.96
                                          -----------    -----------    -----------     -----------    -----------    -----------
Net Interest Revenue -
     Tax Equivalent Basis                                     51,914                                        46,167

Net Free Funds (4)                        $   683,045                                   $   588,746
                                          ===========                                   ===========
Credit Loss Provision                                           (300)                                         (450)
Tax Equivalent Adjustment (2)                                 (1,559)                                       (1,802)
                                                         -----------                                   -----------
Net Interest Revenue                                     $    50,055                                   $    43,915
                                                         ===========                                   ===========
Net Yield on Interest
       Earning Assets                                                          3.26 %                                        3.04 %
                                                                        ===========                                   ===========
Interest Spread                                                                2.22 %                                        2.09 %
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

(3) Loans and Stockholders' Equity include the Loan to ESOP, which had an average balance of $4.3 million in 1998 and $7.8 million in 1997.

(4) Net Free Funds consist of non-interest bearing deposits, other liabilities and stockholders' equity, net of non-interest earning assets.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of the Corporation was held April 28, 1998.

         (b) Not required.

         (c) (i) Election of six directors to hold office for a term expiring in 2001, and, in each case, until their successors have been elected and qualified.

Samuel C. Butler                               H. Marshall Schwarz
         For                   16,805,476      For                    17,076,167
         Withhold Authority       467,927      Withhold Authority        197,236

Paul W. Douglas                                Philip L. Smith
         For                   17,074,166      For                    17,097,366
         Withhold Authority       199,237      Withhold Authority        176,037

Maribeth S. Rahe                               Ruth A. Wooden
         For                   17,090,288      For                    17,068,419
         Withhold Authority       183,115      Withhold Authority        204,984

         (ii) Ratification of appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as independent auditors for the Corporation and its consolidated subsidiaries for the year 1998.

                  For          17,108,168
                  Against         109,137
                  Abstain          56,098

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

3.2 By-Laws of the Corporation, filed as Appendix II to the Corporation's Registration Statement on Form 10 dated February 9, 1995. (1)

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

27       Financial Data Schedule.

(1) Incorporated herein by reference.

         (b) REPORTS ON FORM 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         U. S. Trust Corporation
                                                                    (Registrant)

Date: August 10, 1998                         By:           Richard E. Brinkmann
                                                 -------------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller

                                                  (Principal Accounting Officer)