Form 10-Q
period 1998-09-30
U S TRUST CORP /NY
filed 1998-11-10
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the quarterly period ended:             SEPTEMBER 30, 1998

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

      18,596,047 shares, Common Stock, $1 par value, as of October 30, 1998

                                 FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                        ----
Item 1.    Financial Statements

         Condensed Consolidated Statement of Income:
           For the Three Months Ended September 30, 1998 and 1997                                         3
           For the Nine Months Ended September 30, 1998 and 1997                                          4

         Condensed Consolidated Statement of Condition as of September 30, 1998
           and December 31, 1997                                                                          5

         Condensed Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended September 30, 1998 and 1997                                          6

         Condensed Consolidated Statement of Cash Flows for the Nine Months
           Ended September 30, 1998 and 1997                                                              7

         Notes to the Condensed Consolidated Financial Statements                                         8

         Condensed Consolidated Net Interest Revenue and Average Balances:
           For the Three Months Ended September 30, 1998 and 1997                                        22
           For the Nine Months Ended September 30, 1998 and 1997                                         23


Item 2.  Management's Discussion and Analysis of Financial Condition
   And Results of Operations                                                                       12 - 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 18 - 19*


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                       24

Item 6.  Exhibits and Reports on Form 8-K                                                                24


SIGNATURE                                                                                                25

* For further analysis of market risk see Part II - Item 7A of the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                              BETTER (WORSE)
                                           1998            1997              $               %
                                           ----            ----              -               -
Fee Revenue                              $ 88,892        $ 71,182        $ 17,710           24.9%
Net Interest Revenue                       24,690          22,858           1,832            8.0
                                         --------        --------        --------         ------

TOTAL REVENUE                             113,582          94,040          19,542           20.8
                                         --------        --------        --------         ------

OPERATING EXPENSES
Salaries                                   30,402          25,862          (4,540)         (17.6)
Employee Benefits and Performance
    Compensation                           23,758          17,540          (6,218)         (35.5)
                                         --------        --------        --------         ------

Total Salaries and Benefits                54,160          43,402         (10,758)         (24.8)
Net Occupancy                               9,536          10,226             690            6.7
Other                                      23,849          19,006          (4,843)         (25.5)
                                         --------        --------        --------         ------

TOTAL OPERATING EXPENSES                   87,545          72,634         (14,911)         (20.5)
                                         --------        --------        --------         ------

Income Before Income Tax Expense           26,037          21,406           4,631           21.6
Income Tax Expense                         10,155           8,349          (1,806)         (21.6)
                                         --------        --------        --------         ------

NET INCOME                               $ 15,882        $ 13,057        $  2,825           21.6%
                                         ========        ========        ========         ======

BASIC INCOME PER SHARE                   $   0.85        $   0.68        $   0.17           25.0%
                                         ========        ========        ========         ======

DILUTED INCOME PER SHARE                 $   0.76        $   0.61        $   0.15           24.6%
                                         ========        ========        ========         ======

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               BETTER (WORSE)
                                            1998           1997              $                %
                                            ----           ----              -                -
Fee Revenue                              $250,805        $205,791        $ 45,014           21.9%
Net Interest Revenue                       74,748          66,782           7,966           11.9
                                         --------        --------        --------           ----

TOTAL REVENUE                             325,553         272,573          52,980           19.4
                                         --------        --------        --------           ----
OPERATING EXPENSES
Salaries                                   86,184          74,668         (11,516)         (15.4)
Employee Benefits and Performance
    Compensation                           69,630          50,903         (18,727)         (36.8)
                                         --------        --------        --------           ----

Total Salaries and Benefits               155,814         125,571         (30,243)         (24.1)
Net Occupancy                              27,425          28,622           1,197            4.2
Other                                      67,117          57,040         (10,077)         (17.7)
                                         --------        --------        --------           ----

TOTAL OPERATING EXPENSES                  250,356         211,233         (39,123)         (18.5)
                                         --------        --------        --------           ----

Income Before Income Tax Expense           75,197          61,340          13,857           22.6
Income Tax Expense                         29,327          23,923          (5,404)         (22.6)
                                         --------        --------        --------           ----

NET INCOME                               $ 45,870        $ 37,417        $  8,453           22.6%
                                         ========        ========        ========           ====

BASIC INCOME PER SHARE                   $   2.44        $   1.93        $   0.51           26.4%
                                         ========        ========        ========           ====

DILUTED INCOME PER SHARE                 $   2.19        $   1.75        $   0.44           25.1%
                                         ========        ========        ========           ====

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (Dollars In Thousands)
                                   (UNAUDITED)

                                                     SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                   1998                  1997
                                                         ----                  ----
Cash and Due from Banks                               $  343,685            $   74,887
Interest Earning Securities                            1,127,243             1,519,083
Loans, Net of Allowance for Credit Losses
    ($19,212 in 1998 and $18,294 in 1997)              2,067,442             1,920,555
Other Assets                                             334,029               300,457
                                                      ----------            ----------

Total Assets                                          $3,872,399            $3,814,982
                                                      ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                        $3,164,961            $3,073,902
Short and Long-Term Credit Facilities                    203,812               251,842
Other Liabilities                                        258,679               258,092
                                                      ----------            ----------

Total Liabilities                                      3,627,452             3,583,836
                                                      ----------            ----------

Stockholders' Equity                                     244,947               231,146
                                                      ----------            ----------

Total Liabilities and Stockholders' Equity            $3,872,399            $3,814,982
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

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                                                                        Other           Total
                                          Common   Capital     Retained     Treasury    Loan to     Comprehensive    Stockholders'
                                          Stock    Surplus     Earnings      Stock       ESOP           Income          Equity
                                         -------   -------     --------    ---------    --------    -------------    --------------
Balance, January 1, 1998                 $19,895   $11,067     $246,238    $(42,627)    $(7,254)       $3,827           $231,146

Net Income                                                       45,870                                                   45,870
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                   2,164              2,164
                                                               --------                              -------------    -------------
Total Comprehensive Income                                       45,870                                 2,164             48,034

Purchases of Treasury Stock                                                  (42,648)                                    (42,648)
Principal Payment by ESOP                                                                 3,481                            3,481
Cash Dividends Declared ($0.54
  Per Share)                                                    (10,114)                                                 (10,114)
Issuance of Shares for Acquisitions                  2,453                     6,503                                       8,956
Capital Effect of Employee
  Benefit Plans                               52       679        1,717        3,644                                       6,092
                                         -------   -------     --------     --------     -------    -------------    --------------
Balance, September 30, 1998              $19,947   $14,199     $283,711     $(75,128)    $(3,773)      $5,991           $244,947
                                         =======   =======     ========     ========     =======       ======           ========






                                                                                                     Accumulated
                                                                                                        Other            Total
                                          Common   Capital     Retained    Treasury     Loan to     Comprehensive    Stockholders'
                                          Stock    Surplus     Earnings      Stock       ESOP           Income           Equity
                                         -------   -------     --------    ---------    --------    -------------    --------------
Balance, January 1, 1997                 $19,630   $ 3,575     $205,384    $ (4,728)    $(10,468)       $  705          $214,098

Net Income                                                       37,417                                                   37,417
Net Unrealized Gain on Securities
   Available for Sale                                                                                     3,095            3,095
                                                               ---------                            --------------   --------------
Total Comprehensive Income                                       37,417                                   3,095           40,512

Purchases of Treasury Stock                                                 (30,376)                                      (30,376)
Principal Payment by ESOP                                                                  3,214                            3,214
Cash Dividends Declared ($0.45
  Per Share)                                                     (8,722)                                                   (8,722)
Issuance of Shares for Acquisition           204     6,943                                                                  7,147
Capital Effect of Employee Benefit
  Plans                                       51        22        1,365       2,655                                         4,093
                                         -------   -------     --------    ---------    --------    -------------    --------------
Balance, September 30, 1997              $19,885   $10,540     $235,444    $(32,449)    $ (7,254)        $3,800          $229,966
                                         =======   ========    ========    =========    ========    =============    ==============





The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              1998              1997
                                                              ----              ----
Net Cash Provided by Operating Activities                  $  61,152         $  56,951
                                                           ---------         ---------

Cash Flows From Investing Activities:
Interest Earning Securities:
    Purchases                                               (237,865)         (509,331)
    Sales                                                      1,315             5,215
    Maturities, Calls and Mandatory Redemptions              629,488           633,940
Net Change in Loans                                         (147,822)         (128,086)
Other, Net                                                   (29,632)          (18,315)
                                                           ---------         ---------

Net Cash Provided by (Used in) Investing Activities          215,484           (16,577)
                                                           ---------         ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                  (53,813)          (79,109)
Net Change in Interest Bearing Deposits                      144,872            44,514
Net Change in Short-Term Credit Facilities                   (43,549)           27,057
Issuance of Trust Preferred Capital Securities                    --            50,000
Repayments of Long-Term Debt                                  (4,481)           (3,214)
Purchases of Treasury Stock                                  (42,648)          (30,376)
Other, Net                                                    (8,219)           (7,660)
                                                           ---------         ---------

Net Cash Provided by (Used in) Financing Activities           (7,838)            1,212
                                                           ---------         ---------

Net Change in Cash and Cash Equivalents                      268,798            41,586
Cash and Cash Equivalents at January 1                        74,887            78,566
                                                           ---------         ---------

Cash and Cash Equivalents at September 30                  $ 343,685         $ 120,152
                                                           =========         =========

Income Taxes Paid                                          $  32,478         $  24,968
Interest Expense Paid                                         91,358            89,394

Noncash Item:

Issuance of stock for employee benefit plans               $   5,183         $   3,283

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

         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, except for certain items mentioned in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report), are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 and the Corporation's quarterly reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998.

2.       ACCOUNTING CHANGES AND DEVELOPMENTS

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued. FAS 131 requires disclosure of financial and descriptive information about the Corporation's reportable operating segments. The Corporation has identified two main operating segments, Personal Wealth Management Services and Institutional Services. Personal Wealth Management includes the complete array of financial services that the Corporation provides for individuals and families, including investment management and consulting, trust, financial and estate planning and private banking. Personal Wealth Management will also be delineated geographically between New York and Affiliates. Management believes this geographic distinction is important to clearly reflect growth for both areas. Institutional Services includes investment management, corporate trust, brokerage and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients. The Corporation will present the financial disclosures and commentary prescribed by FAS 131 starting with its consolidated financial statements for the year ended December 31, 1998.

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ("FAS 132") was issued. FAS 132 revises employer's disclosures about pensions and other postretirement benefits to include additional information of changes in benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. The Corporation will present the financial disclosure starting with its consolidated financial statements for the year ended December 31, 1998.

         FAS 131 and FAS 132 are limited to issues of reporting and presentation and do not address recognition or measurement. Adoption of FAS 131 and FAS 132 therefore will not affect the Corporation's financial condition or results of operations.

         In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") was issued effective for financial statements issued in 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Corporation believes that the adoption of SOP 98-1 will not have a material effect on the Corporation's financial condition or results of operations.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. FAS 133 is effective for all quarters of years beginning after June 15, 1999. The Corporation is in the process of assessing how the adoption of FAS 133 will affect its financial condition and results of operations.


3.       ACQUISITIONS AND SUBSEQUENT EVENTS

         On July 31, 1998, the Corporation acquired Wood Island Associates, Inc., an investment management firm located in Larkspur, California with approximately $1 billion in assets under management. Under the terms of the acquisition, the Corporation made a $21.9 million initial payment comprised of both cash and common stock of the Corporation (99,293 shares) and may make additional payments based upon business retention and other conditions.

         On August 31, 1998, the Corporation acquired Maier & Siebel, Inc., a real estate investment advisor to affluent individuals with over $300 million of real estate assets under management. Under the terms of the acquisition, the Corporation made a $6.5 million initial payment comprised of both cash and common stock of the Corporation (21,127 shares) and may make additional payments based upon future profitability.

         On October 15, 1998, the Corporation acquired McMurrey Investment Advisors, Inc., an investment management firm located in Houston, Texas with approximately $400 million in assets under management. Under the terms of the agreement, the Corporation made an initial cash payment of $1.0 million and may make additional payments based upon future profitability.

         Each of these transactions was accounted for as a purchase and did not have a material impact on the Corporation's financial condition or results of operations.

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

         The computation of basic income per share and diluted income per share for the three month and nine month periods ended September 30, 1998 and September 30, 1997 are reflected in the following table.


                                                                   Three Month Periods           Nine Month Periods
                                                                   Ended September 30,           Ended September 30,
(In Thousands)                                                    1998            1997           1998          1997
                                                                  ----            ----           ----          ----
BASIC INCOME PER SHARE:
Net Income                                                       $15,882        $13,057        $45,870        $37,417
                                                                 =======        =======        =======        =======
Weighted average number of common shares outstanding              18,707         19,239         18,823         19,441
                                                                 =======        =======        =======        =======
          Basic Income Per Share                                 $  0.85        $  0.68        $  2.44        $  1.93
                                                                 =======        =======        =======        =======

DILUTED INCOME PER SHARE:
Net Income                                                       $15,882        $13,057        $45,870        $37,417
Dividend equivalents on stock based benefit plans (after-
tax)                                                                 179            145            502            405
                                                                 -------        -------        -------        -------

 Adjusted Net Income                                             $16,061        $13,202        $46,372        $37,822
                                                                 =======        =======        =======        =======

Weighted average number of common shares outstanding              18,707         19,239         18,823         19,441
Dilutive impact of shares issuable under stock based
  benefit plans                                                    2,432          2,342          2,320          2,176
                                                                 -------        -------        -------        -------

Total Dilutive Shares                                             21,139         21,581         21,143         21,617
                                                                 =======        =======        =======        =======
          Diluted Income Per Share                               $  0.76        $  0.61        $  2.19        $  1.75
                                                                 =======        =======        =======        =======


5.       NET INTEREST REVENUE

         The following is an analysis of the composition of net interest revenue:


                                                              Three Month Periods                 Nine Month Periods
                                                              Ended September 30,                 Ended September 30,
(In Thousands)                                              1998              1997              1998             1997
                                                            ----              ----              ----             ----
Interest Income:
   Loans                                                 $  38,052         $  34,039         $ 110,088         $  98,137
   Securities:
     Taxable                                                14,498            16,865            45,284            51,939
     Tax Exempt                                              1,037               966             2,875             2,968
   Short-Term Investments and Deposits with Banks            2,051             1,637             8,202             5,091
                                                         ---------         ---------         ---------         ---------
Total Interest Income                                       55,638            53,507           166,449           158,135
                                                         ---------         ---------         ---------         ---------
Interest Expense:
   Deposits                                                 27,259            24,528            80,123            74,321
   Short and Long-Term Credit Facilities                     3,540             5,971            11,132            16,441
                                                         ---------         ---------         ---------         ---------
Total Interest Expense                                      30,799            30,499            91,255            90,762
                                                         ---------         ---------         ---------         ---------

Net Interest Income                                         24,839            23,008            75,194            67,373

   Provision for Credit Losses                                (150)             (150)             (450)             (600)

   Securities Gains, Net                                         1                --                 4                 9
                                                         ---------         ---------         ---------         ---------

Net Interest Revenue                                     $  24,690         $  22,858         $  74,748         $  66,782
                                                         =========         =========         =========         =========

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       PLEDGED ASSETS

         Financial instruments carried at $246.3 million on September 30, 1998 and $314.3 million on December 31, 1997 were pledged to secure public deposits, as collateral for borrowings, to qualify for fiduciary powers and for other purposes.

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

8.       RECLASSIFICATIONS

         Certain amounts presented in the prior period have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REPORTING MATTERS

         In this Form 10-Q we made certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These statements may be made directly in this document or may be "incorporated by reference" to other documents. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions.

         We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Among the factors that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements are the following:

         - General economic or business conditions may be less favorable than expected. Such an environment could result in, among other things, a reduced demand for asset management or other financial services, or a general decline in assets under management, both of which could negatively impact fee revenues.

         - Competitive pressures in the investment or asset management, corporate fiduciary or private banking industries may increase significantly.

         - Legislative or regulatory changes may adversely affect the business in which we are engaged.

         - Necessary technological changes, including changes to address "Year 2000" data systems issues, may be more difficult or expensive to implement than anticipated.

RESULTS OF OPERATIONS

         Net income for the third quarter of 1998 was $15.9 million, compared to $13.1 million earned in the third quarter of 1997. On a diluted basis, income per share was $0.76 in the third quarter of 1998, versus $0.61 in the third quarter of 1997. The Corporation's annualized return on average stockholders' equity was 26.6% for the third quarter of 1998, compared to 23.1% for the third quarter of 1997.

FEE REVENUE

                                     THREE MONTH PERIODS ENDED
                              ---------------------------------------
(In Thousands)                September 30,  September 30,     Better
                                  1998           1997          (Worse)
                              -------------  -------------   --------
Investment Management
  and Related Services          $81,712        $64,765          26.2%
Corporate Trust                   7,180          6,417          11.9
                                -------        -------          ----


      Total Fee Revenue         $88,892        $71,182          24.9%
                                =======        =======          ====

Market Related Fees             $73,589        $57,977          26.9%
Transaction Related Fees         15,303         13,205          15.9
                                -------        -------          ----
      Total Fee Revenue         $88,892        $71,182          24.9%
                                =======        =======          ====

                                      Nine Month Periods Ended
                              ------------------------------------------
                              September 30,   September 30,      Better
(In Thousands)                    1998            1997           (Worse)
                              -------------   -------------    ---------
Investment Management
  and Related Services          $230,909        $187,435          23.2%
Corporate Trust                   19,896          18,356           8.4
                                --------        --------          ----


      Total Fee Revenue         $250,805        $205,791          21.9%
                                ========        ========          ====

Market Related Fees             $204,942        $165,398          23.9%
Transaction Related Fees          45,863          40,393          13.5
                                --------        --------          ----


      Total Fee Revenue         $250,805        $205,791          21.9%
                                ========        ========          ====

         Total fee revenue for the third quarter of 1998 increased approximately $17.7 million to $88.9 million from $71.2 million in the third quarter of 1997. Market related fee revenue increased by $15.6 million to $73.6 million from $58.0 million in the third quarter of 1997.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, market related fee revenue is influenced by a variety of factors, including growth or decline of stock and bond market levels, new business, acquisitions, changes in fee rate schedules and new services, offset by the outflow of investment management assets due to terminating trusts, disbursements and lost business. Market related fee revenue typically is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increased account value. Therefore, market value or other incremental changes in a portfolio's size may not have a proportionate impact on the level of market related fee revenue. In general, market related fee revenue is determined quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of the level of market related fee revenue is the type of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the level of fee revenue.

         The following is a comparative analysis of the composition of assets under management.

                          September 30,   June 30,    September 30,
                              1998          1998          1997
                              ----          ----          ----
Equity                         52%           56%           51%
Fixed Income                   33%           30%           33%
Short-Term and Other           15%           14%           16%
                              ---           ---           ---
                              100%          100%          100%
                              ===           ===           ===

         Transaction related fee revenue, principally derived from corporate trust and agency, estate settlement and brokerage activities increased $2.1 million to $15.3 million in the third quarter of 1998 from $13.2 million for the third quarter of 1997.

                                                                                                  Sept. vs.       Sept. vs.
                                                                                                    June            Sept.
Assets Under Management and Administration          Sept. 30,       June 30,       Sept. 30,        Better         Better
(In Billions)                                         1998            1998           1997          (Worse)         (Worse)
-------------                                         ----            ----           ----          -------         -------
Assets Under Management:
  Investment Management                             $   53.4        $   54.2        $   45.0          (1.5)%          18.6%
  Special Fiduciary                                     12.0            14.0            13.6         (14.3)          (11.6)
                                                    --------        --------        --------         ------          ------
Total Assets Under Management                           65.4            68.2            58.6          (4.1)           11.6
                                                    --------        --------        --------         ------          ------
Assets Under Administration:
  Personal Custody and Other                            21.6            22.4            20.1          (3.7)            7.2
  Corporate and Municipal Trusteeships
     and Agency Relationships at Par Value             289.2           279.7           239.7           3.4            20.7
                                                    --------        --------        --------         ------          ------
Total Assets Under Administration                      310.8           302.1           259.8           2.9            19.7
                                                    --------        --------        --------         ------          ------
Total Assets Under Management and
    Administration                                  $  376.2        $  370.3        $  318.4           1.6%           18.2%
                                                    ========        ========        ========           ===            ====


         The carrying amount of assets under management was $65.4 billion at September 30, 1998, compared to $68.2 billion at June 30, 1998, and $58.6 billion at September 30, 1997. Investment management assets at September 30, 1998 were $53.4 billion compared to $54.2 billion at June 30, 1998, and $45.0 billion at September 30, 1997. The September 30, 1998 amounts include approximately $1.3 billion attributable to Wood Island Associates, Inc. and Maier & Siebel, Inc., which were acquired during the third quarter (see Note 3 to Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report).

         Corporate trust activities are a source of both interest and non-interest bearing funds to the Corporation. These funds provide support for the Corporation's investment and lending strategies. Corporate trust activities also generate funds which are invested in various Excelsior Funds (several related portfolios of mutual funds advised by certain subsidiaries of the Parent) resulting in additional investment management fee revenue to the Corporation.

         Approximately $7.1 billion of assets under management were invested in the Excelsior Funds at September 30, 1998. At June 30, 1998 and September 30, 1997, total assets under management invested in the Excelsior Funds were $6.9 billion and $5.7 billion, respectively.

NET INTEREST REVENUE

         The details of net interest revenue are presented in Note 5 of Notes to the Condensed Consolidated Financial Statements.

         Net interest revenue is affected by changes in interest rates, funding strategies, and the impact that changes in the credit quality of the loan portfolio have on the provision for credit losses. The net yield on interest earning assets increased slightly to 3.18% at September 30, 1998 from 3.14% at September 30, 1997.

OPERATING EXPENSES

                                    Three Month Periods Ended
                                  September 30,     September 30,        Better
(In Thousands)                         1998             1997            (Worse)
--------------                         ----             ----            -------
Salaries                             $30,402          $25,862           (17.6)%
Employee Benefits and
   Performance Compensation           23,758           17,540           (35.5)
                                     -------          -------           ------

Total Salaries and Benefits           54,160           43,402           (24.8)
Net Occupancy                          9,536           10,226             6.7
Other                                 23,849           19,006           (25.5)
                                     -------          -------           ------
Total Operating Expenses             $87,545          $72,634           (20.5)%
                                     =======          =======           ======



                                      Nine Month Periods Ended
                                    September 30,    September 30,        Better
(In Thousands)                          1998              1997            (Worse)
--------------                          ----              ----            -------
Salaries                             $ 86,184          $ 74,668           (15.4)%
Employee Benefits and
   Performance Compensation            69,630            50,903           (36.8)
                                     --------          --------           ------
Total Salaries and Benefits           155,814           125,571           (24.1)
Net Occupancy                          27,425            28,622             4.2
Other                                  67,117            57,040           (17.7)
                                     --------          --------           ------
Total Operating Expenses             $250,356          $211,233           (18.5)%
                                     ========          ========           ======


         Operating expenses increased by $14.9 million in the third quarter of 1998 compared to the third quarter of 1997. The Corporation's pre-tax margin was 22.9% for the third quarter of 1998 and 22.8% for the third quarter of 1997.

         For the first nine months of 1998, operating expenses increased by $39.1 million, compared to the first nine months of 1997. The Corporation's pre-tax margin was 23.1% for the first nine months of 1998 and 22.5% for the first nine months of 1997.

         Salaries and employee benefits, including performance compensation, increased in both the third quarter and nine month periods of 1998 when compared to the corresponding 1997 periods. Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted income per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other conditions or circumstances that warrant consideration. Employee benefit expense is typically a function of staffing levels. The number of full-time equivalent employees increased 13.2% to 1,709 at September 30, 1998, compared to 1,510 at September 30, 1997.

         Other operating expenses increased $4.8 million in the third quarter of 1998 compared to the third quarter of 1997. This increase is due, in part, to the increase in amortization of intangibles relating to the acquisitions in the third quarter of Wood Island Associates, Inc. and Maier & Siebel, Inc.

         The Corporation makes a substantial commitment to sales, marketing and advertising. As of September 30, 1998, 131 employees were devoted to these functions compared to 110 employees as of September 30, 1997. Direct expenses associated with these functions, including salary, employee benefits and performance compensation (principally sales commissions) were $10.6 million for the third quarter of 1998, an increase of 48.0% from the $7.2 million incurred during the corresponding 1997 period. For the first nine months of 1998 direct expenses amounted to $28.7 million an increase of 38.6% from the $20.7 million incurred during the first nine months of 1997. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $683,000 and $561,000 for the third quarters of 1998 and 1997, respectively and $1.8 million and $1.6 for the first nine months of 1998 and 1997, respectively.

Year 2000 Issues

     Our State of Readiness
     In 1996, we established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing and implementing simulated solutions for Year 2000 processing. We are working with The Chase Manhattan Bank and Marshall & Ilsley (providers of our most significant data processing systems) as well as other vendors to assure compliance with the required systems changes. The Chase Manhattan Bank and Marshall & Ilsley are responsible for and bear the cost of effecting all necessary changes to such systems. In accordance with our Year 2000 plan, software code remediation is already completed and testing of all critical systems will be substantially completed by the end of 1998. Thus, we expect to have dealt with our Year 2000 issues well in advance of the event.

     The Costs of Addressing Year 2000 Issues
     We expect to incur expenses of approximately $5 million to $6 million relating to Year 2000 issues. To date, we have spent approximately $2 million. This figure does not include the substantial management time our officers and employees have spent on Year 2000 issues. While we have deferred certain other projects as a result of our efforts regarding Year 2000, we believe that these deferrals will have no material impact on our operating results.

     The Risks of Year 2000 Issues
     In the unlikely event that our systems fail (or the third party systems on which we rely fail), we may lose the ability to service our clients for a period of time. Because the variables are so numerous, we cannot estimate the financial impact of these potential failures on the Corporation.

     Contingency Plan
     We have developed a contingency plan to deal with Year 2000 issues, including (1) identity of likely contingencies; (2) developing procedures to follow in the event of each contingency; and (3) identifying personnel responsible for each part of our business. While our plan is now substantially complete, it remains subject to change and refinement.

FINANCIAL CONDITION

CAPITAL AND LIQUIDITY

         Regulatory capital amounts and ratios for the Corporation and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of September 30, 1998 and 1997 are set forth in the following table. Minimum ratio requirements and ratios required to be considered "well capitalized" by the Board of Governors of the Federal Reserve Board are also presented.

                                                                                             Minimum               Well
                                                                                             Federal           Capitalized
                                                                                          Reserve Ratio        Under Prompt
                                Actual as of                      Actual as of             For Capital          Corrective
                             September 30, 1998               September 30, 1997             Adequacy       Action Provisions
(Dollars in                  ------------------               ------------------             --------       -----------------
Thousands)                 Amount             Rate          Amount              Rate
Tier 1 Capital:
  Corporation             $239,160            13.1%        $250,673            15.2%           4.0%                6.0%
  Trust Company           $156,615            10.0%        $143,861            10.1%           4.0%                6.0%


Total Capital:
  Corporation             $258,372            14.2%        $268,723            16.3%           8.0%               10.0%
  Trust Company           $173,475            11.0%        $159,928            11.3%           8.0%               10.0%

Tier 1 Leverage:
  Corporation             $239,160             6.7%        $250,673             7.4%         3.0-5.0%               --
  Trust Company           $156,615             5.5%        $143,861             5.3%         3.0-5.0%              5.0%


         The objective of liquidity management is to ensure the availability of financial resources to meet the Corporation's cash flow requirements and to capitalize on opportunities for business expansion. Management monitors the liquidity position of the Parent and each of its subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. Liquidity management is also structured to ensure that the capital needs of the Parent and each of the subsidiaries are met on a day to day basis.

         The Parent's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders, capital additions to its subsidiaries and repurchases of its common stock. On January 27, 1998, the Parent announced a 20% increase in its regular quarterly common stock dividend, indicating an annual dividend of $0.72 per share. During the nine months ended September 30, 1998, the Board of Directors of the Parent (the "Board") declared three quarterly dividends of $0.18 per share. Dividends declared per share as a percentage of diluted income per share was 24.7% for the first nine months of 1998 and 25.7% for the comparable 1997 period. Actual dividend declarations for the remaining quarter of 1998 will be subject to the approval of the Board and regulatory capital limitations.

         Prior to 1998, the Board authorized the repurchase of two million shares of common stock. During the nine month period ended September 30, 1998, 629,400 common shares were repurchased at a weighted average purchase price of $67.76 per share. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. The Parent has remaining authority to repurchase 426,510 additional common shares.

         The Parent's sources of liquidity are primarily derived from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. At September 30, 1998, the subsidiaries have the ability to pay dividends of approximately $57.1 million without prior approval of the regulatory authorities.

         The Parent has a $40.0 million unsecured revolving credit facility maturing in 1999. As of September 30, 1998, the Parent had $5.0 million outstanding under this facility. Additionally, the Parent may borrow, subject to certain regulatory restrictions, on a fully collateralized basis from its subsidiaries.

         The Parent is authorized to issue up to $5.0 million, $1.00 par value, preferred stock. As of September 30, 1998, no preferred stock has been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, subsidiaries of the Parent have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $369.4 million. As of September 30, 1998, borrowing under these credit facilities was $14.0 million.

         The subsidiaries also generate liquidity from the types of financial instruments that they carry as investments. Approximately $818.5 million or 83% of the interest earning securities portfolio is invested in U.S. Treasury obligations or securities backed by the full faith and credit of the U.S. Government. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At September 30, 1998, securities sold under agreements to repurchase aggregated $98.5 million. The subsidiaries also may pledge these securities to secure public deposits to qualify for fiduciary powers and as collateral for FHLB and other borrowings. Pledged assets at September 30, 1998 totaled $246.3 million.

ASSET/LIABILITY MANAGEMENT

         The objective of asset and liability management is to maximize net interest revenue within the constraint of acceptable levels of interest rate sensitivity while maintaining high asset quality and adequate liquidity. The Corporation's assets are principally liquid and low-risk. Approximately 35% of average total assets for the first nine months of 1998 consist of short-term financial instruments and readily marketable securities.

         The loan portfolio is the largest component of average total assets. For the first nine months of 1998, average loans comprised approximately 54% of average total assets. Average loans increased $226.2 million, or 13.3%, to $1.9 billion during the first nine months of 1998, from $1.7 billion for the first nine months of 1997. See the "Quality of Lending Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the Corporation's loan portfolio.

Market Risk and Sensitivity Analysis
         The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation's primary market risk exposure is interest rate risk mainly through mortgage lending activities and through investments in mortgage backed securities. The Corporation uses interest rate swaps ("Swaps") as hedges to mitigate interest rate exposure created by financing long-term, fixed rate financial instruments with shorter-term, floating rate, interest bearing deposits.

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


                                                              Carrying Amount by Expected Maturity
                                   ---------------------------------------------------------------------------------------------
                                   Within            1-2           2-3            3-4           4-5         Over 5
(Dollars in Thousands)             1 Year           Years         Years          Years        Years         Years          Total
----------------------             ------           -----         -----          -----        -----         -----          -----
INTEREST EARNING ASSETS:
Interest Earning Securities      $   632,860      $ 195,544     $  74,214     $ 58,780     $  57,205     $ 108,640     $ 1,127,243
Loans, Net of Allowance for
   Credit Losses                   1,001,272        310,172       214,190      219,136        84,410       238,262       2,067,442
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

Total Interest Earning Assets      1,634,132        505,716       288,404      277,916       141,615       346,902       3,194,685
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

INTEREST BEARING
LIABILITIES:
Interest Bearing Deposits         (2,445,025)        (1,954)      (25,198)          --          (156)         (127)     (2,472,460)
Short and Long-Term Credit
   Facilities                       (140,812)       (11,000)       (1,000)      (1,000)           --       (50,000)       (203,812)
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

Total Interest Bearing
   Liabilities                    (2,585,837)       (12,954)      (26,198)      (1,000)         (156)      (50,127)     (2,676,272)
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

Asset/(Liability) Sensitivity
   Gap                              (951,705)       492,762       262,206      276,916       141,459       296,775         518,413
Interest Rate Swaps                  490,000*      (150,000)      (90,000)     (75,000)     (175,000)           --              --
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

Interest Rate Sensitivity Gap       (461,705)       342,762       172,206      201,916       (33,541)      296,775         518,413

Net Non-Interest Earning
   Assets, Non-Interest Bearing
   Liabilities and Stockholders'
   Equity                             41,539       (247,486)      (63,692)      (6,613)       (6,613)     (235,548)       (518,413)
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------

Maturity/Repricing Gap              (420,166)        95,276       108,514      195,303       (40,154)       61,227              --
                                 -----------      ---------     ---------     --------     ---------     ---------     -----------
Cumulative Gap                   $  (420,166)     $(324,890)    $(216,376)    $(21,073)    $ (61,227)    $      --     $        --
                                 ===========      =========     =========     ========     =========     =========     ===========


* Includes $585.0 million of total outstanding notional principal balance of which $95.0 million will mature within one year.

         The following table provides details, as of September 30, 1998, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                  Maturing
                                --------------------------------------------
                                Within 1           1 to 5
(Dollars In Thousands)            Year              Years              Total
----------------------            ----              -----              -----
Fixed Pay Swaps                 $95,000           $490,000           $585,000
Average Rate Paid                  6.64%              6.56%              6.57%
Average Rate Received (1)          5.60%              5.64%              5.63%


(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the three month and nine month periods ended September 30, 1998 and 1997, are detailed in the following table.

                                                       Three Month Periods Ended                   Nine Month Periods Ended
                                                  ------------------------------------         ----------------------------------
(Dollars In Thousands)                            Sept. 30, 1998        Sept. 30, 1997         Sept. 30, 1998      Sept. 30, 1997
----------------------                            --------------        --------------         --------------      --------------
Net Interest Revenue:
   As Reported                                       $24,690                $22,858               $74,748               $66,782
   Excluding Hedging Activities                      $26,030                $24,156               $78,613               $71,163

Net Yield on Interest Earning Assets:
   As Reported                                         3.18%                  3.14%                 3.23%                 3.08%
   Excluding Hedging Activities                        3.34%                  3.30%                 3.41%                 3.29%


         The difference between results "As Reported" and "Excluding Hedging Activities" in each period reflects the cost of utilizing Swaps to hedge interest rate risk.

Interest Earning Securities

         Included in interest earning securities are $43.4 million and $242.6 million of interest bearing deposits with banks, $983.8 million and $1.13 billion of securities available for sale and $100.0 million and $145.0 million of federal funds sold at September 30, 1998 and December 31, 1997, respectively.

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

         The fair value of securities exceeded their amortized cost by $10.6 million and $7.0 million at September 30, 1998 and December 31, 1997, respectively. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

QUALITY OF LENDING ACTIVITIES

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At September 30, 1998, the loan portfolio totaled $2.1 billion of which approximately 75% was collateralized by residential real estate mortgages.

         An analysis of the allowance for credit losses follows:

                                        Three Month Periods                Nine Month Periods
                                        Ended September 30,                Ended September 30,
                                      -----------------------            ----------------------

(In Thousands)                        1998             1997             1998             1997
--------------                        ----             ----             ----             ----
Balance, Beginning of Period        $ 19,037         $ 17,629         $ 18,294         $ 16,693
Provision for Credit Losses              150              150              450              600

Recoveries                                43              393              507              879

Charge-offs                              (18)            (122)             (39)            (122)
                                    --------         --------         --------         --------

Net Recoveries                            25              271              468              757
                                    --------         --------         --------         --------


Balance, End of Period              $ 19,212         $ 18,050         $ 19,212         $ 18,050
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

         For the nine months of 1998, annualized net loan recoveries as a percentage of average loans were three basis points, versus annualized net loan recoveries of six basis points for the first nine months of 1997. The allowance for credit losses at September 30, 1998, was 0.96% of average loans for the quarter. This compares with 1.03% of average loans for the quarter ended September 30, 1997.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                                 Sept 30,    June 30,    March 31,   Dec. 31,     Sept.30,
(In Millions)                      1998        1998        1998        1997         1997
-------------                      ----        ----        ----        ----         ----
Non-accrual loans                 $  7.6      $  8.2      $  9.8      $  9.7      $   9.5
Real estate owned, net               0.5        --          --          --            0.7
                                  ------      ------      ------      ------      -------

Total Nonperforming Assets        $  8.1      $  8.2      $  9.8      $  9.7      $  10.2
                                  ======      ======      ======      ======      =======


         The allowance for credit losses as a percentage of non-accrual loans was 252.3% at September 30, 1998, compared to 190.3% at September 30, 1997. The ratio of nonperforming assets to average loans and real estate owned for the quarter was 0.4% at September 30, 1998, compared to 0.6% at September 30, 1997.

                             U.S. TRUST CORPORATION
        CONDENSED CONSOLIDATED NET INTEREST REVENUE AND AVERAGE BALANCES
             (Dollars in Thousands; Interest and Average Rates on a
                           Taxable Equivalent Basis)
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------
                                                             1998                                        1997
                                             -------------------------------------      -------------------------------------
                                                AVERAGE                    AVERAGE        AVERAGE                     AVERAGE
                                                BALANCE        INTEREST     RATE          BALANCE       INTEREST       RATE
                                                -------        --------     ----          -------       --------       ----
Interest Earning Securities (1) (2)           $1,173,074       $18,208      6.16%       $1,268,059       $20,308       6.35%
Loans (3)                                      2,014,626        38,052      7.49         1,762,683        34,039       7.66
                                              ----------       -------      ----        ----------       -------       ----
Total Interest Earning Assets                  3,187,700        56,260      7.01         3,030,742        54,347       7.13
                                              ----------       -------      ----        ----------       -------       ----
Interest Bearing Deposits                      2,295,320        27,259      4.71         2,023,216        24,528       4.81
Short-Term Credit Facilities                     161,799         2,170      5.32           322,831         4,508       5.54
Long-Term Credit Securities                       67,773         1,370      8.02            73,254         1,463       7.92
                                              ----------       -------      ----        ----------       -------       ----
Total Sources on Which
    Interest is Paid                           2,524,892        30,799      4.84         2,419,301        30,499       5.00
                                              ----------       -------      ----        ----------       -------       ----
Net Interest Revenue -
    Tax Equivalent Basis                                        25,461                                    23,848

Net Free Funds (4)                            $  662,808                                $  611,441
                                              ==========                                ==========

Credit Loss Provision                                             (150)                                     (150)
Tax Equivalent Adjustment (2)                                     (622)                                     (840)
Securities Gains, Net                                                1                                         -
                                                               -------                                   -------
Net Interest Revenue                                           $24,690                                   $22,858
                                                               =======                                   =======

Net Yield on Interest
      Earning Assets                                                        3.18%                                      3.14%
                                                                            ====                                       ====
Interest Spread                                                             2.17%                                      2.13%
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
                                   (UNAUDITED)

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------------------
                                                            1998                                        1997
                                           ---------------------------------------      -----------------------------------------
                                            AVERAGE                     AVERAGE          AVERAGE                          AVERAGE
                                            BALANCE       INTEREST        RATE           BALANCE          INTEREST         RATE
                                            -------       --------        ----           -------          --------         ----
Interest Earning Securities (1) (2)        $1,263,478     $ 58,542        6.19%         $1,327,099        $ 62,640         6.31%
Loans (3)                                   1,930,296      110,088        7.63           1,707,567          98,137         7.68
                                           ----------     --------        ----          ----------        --------         ----

Total Interest Earning Assets               3,193,774      168,630        7.05           3,034,666         160,777         7.08
                                           ----------     --------        ----          ----------        --------         ----

Interest Bearing Deposits                   2,273,143       80,123        4.71           2,068,166          74,321         4.80
Short-Term Credit Facilities                  175,799        6,987        5.31             301,441          12,385         5.49
Long-Term Credit Securities                    68,607        4,145        8.08              68,662           4,056         7.90
                                           ----------     --------        ----          ----------        --------         ----

Total Sources on Which
    Interest is Paid                        2,517,549       91,255        4.85           2,438,269          90,762         4.98
                                           ----------     --------        ----          ----------        --------         ----

Net Interest Revenue -
    Tax Equivalent Basis                                    77,375                                          70,015

Net Free Funds (4)                         $  676,225                                   $  596,397
                                           ==========                                   ==========

Credit Loss Provision                                         (450)                                           (600)
Tax Equivalent Adjustment (2)                               (2,181)                                         (2,642)
Securities Gains, Net                                            4                                               9
                                                          --------                                        --------
Net Interest Revenue                                      $ 74,748                                        $ 66,782
                                                          ========                                        ========

Net Yield on Interest
      Earning Assets                                                      3.23%                                            3.08%
                                                                          ====                                             ====
Interest Spread                                                           2.20%                                            2.10%
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


(3) Loans and Stockholders' Equity include the Loan to ESOP, which had an average balance of $4.1 million in 1998 and $7.6 million in 1997.

(4) Net Free Funds consist of non-interest bearing deposits, other liabilities and stockholders' equity, net of non-interest earning assets.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 31, 1998, the Corporation issued 99,293 of its common shares as a portion of the consideration paid in the Corporation's acquisition of Wood Island Associates Inc., a California corporation ("Wood Island"). These common shares were issued to the six former stockholders (or their designated trusts) of Wood Island.

         On August 31, 1998, the Corporation issued 21,127 of its common shares as a portion of the consideration paid in the Corporation's acquisition of Maier & Seibel, Inc., a California corporation. These common shares were issued to the seven stockholders (or their designated trusts) of Maier & Seibel, Inc.

         These issuances of common shares were exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof. The common shares were issued to a limited number of sophisticated investors who acquired the common shares for their own account. See Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information concerning these issuances.


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

27       Financial Data Schedule.

(1)  Incorporated herein by reference.

         (b) REPORTS ON FORM 8-K:
         None during the quarter for which this report is filed.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         U. S. Trust Corporation
                                                                    (Registrant)





Date:  November 10, 1998                          By:       Richard E. Brinkmann
       -----------------                             ---------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                      (Chief Accounting Officer)