Form 10-K
period 1998-12-31
U S TRUST CORP /NY
filed 1999-03-10
CIK 936301

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
                 DECEMBER 31, 1998                                        0-20469

                            ------------------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW YORK                                  13-3818952
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

 114 WEST 47TH STREET, NEW YORK, NEW YORK                    10036
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 852-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         Common Shares, Par Value $1 Per Share, Nasdaq National Market (Title of Class and name of each exchange on which registered)

     Rights to Purchase Series A Participating Cumulative Preferred Shares,
                             Nasdaq National Market
         (Title of Class and name of each exchange on which registered)
                            ------------------------

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

                     $1,357,621,223 as of January 31, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   18,597,551 Common Shares, Par Value $1 Per Share, as of January 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference into Part III.

                           10-K CROSS-REFERENCE INDEX
--------------------------------------------------------------------------------

                                                                               Page
                                                                               ----
PART I
Item 1     Business....................................................  38-48, 55-57,(a)
Item 2     Properties..................................................            48,(a)
Item 3     Legal Proceedings...........................................            48,(a)
Item 4     Submission of Matters to a Vote of Security Holders.........               (b)
PART II
Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................            74,(a)
Item 6     Selected Financial Data.....................................            76,(a)
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................         37-49,(a)
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     45-46, 64,(a)
Item 8     Financial Statements and Supplementary Data.................         50-74,(a)
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................               (b)
PART III
Item 10    Directors and Executive Officers of the Registrant..........        81,(a),(c)
Item 11    Executive Compensation......................................               (c)
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................               (c)
Item 13    Certain Relationships and Related Transactions..............               (c)
PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................         84-87,(d)
-----------------------------------------------------------------------------------------

(a) Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1998.

(b) Nothing to report.

(c) Incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999.

(d) Reports on Form 8-K: Nothing to report. Other schedules are omitted because the required information either is not applicable or is not present in amounts sufficient to require submission of schedule.

                                    EXHIBITS
                               INDEX OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
    3.1        Restated Certificate of Incorporation of the Corporation,
               filed as Exhibit 4(b) to the Corporation's Registration
               Statement on Form S-8 (Registration No. 33-62371).(1)

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

   10.1        Sublease agreement, dated September 1, 1995, between The
               Chase Manhattan Bank (National Association), as Sublessor, and United States Trust Company of New York (the "Trust
               Company"), as Sublessee, covering space at 770 Broadway, New
               York, New York, filed as Exhibit 10.1 to the Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1995 (the "1995 10-Q").(1)

   10.2        Lease, dated as of September 10, 1987, between 46-47
               Associates, as Lessor, and the predecessor to the Trust
               Company ("USTNY"), as Lessee, covering space at 114 West
               47th Street, New York, New York; letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989; Subordination Agreement dated as of
               September 10, 1987 between USTNY and 1133 Building Corp.
               subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West 47th
               Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September 10, 1987 among USTNY, the Lessor and 1155 Office Building Corp. under which
               USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York, New York) contiguous to the property subject to such Lease, all filed as Exhibit (10)(k) to the former U.S. Trust Corporation's
               ("UST") Annual Report on Form 10-K (Commission File No.
               0-8709) for the fiscal year ended December 31, 1989.(1)

--------------------------------------------------------------------------------
(1) Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.3        Lease modification agreement dated December 7, 1987, between
               46-47 Associates, as Lessor, and USTNY, as Lessee;
               Modification of Annex Agreement dated December 7, 1987,
               between 46-47 Associates and USTNY; Modification of Right of
               First Refusal Agreement dated December 7, 1987, between 1133
               Building Corp. and USTNY, filed as Exhibit 10.5 to UST's
               Annual Report on Form 10-K (Commission File No. 0-8709) for
               the fiscal year ended December 31, 1993 (the "1993
               10-K").(1)

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

   10.8 Third Lease Modification Agreement dated September 1, 1997, between 46-47 Associates L.L.C., as Lessor and the Trust
               Company, as Lessee, amending the lease agreement dated
               September 10, 1987 (see Exhibit 10.2 above).

   10.9 Fourth Lease Modification Agreement dated August 31, 1998, between 46-47 Associates L.L.C., as Lessor and the Trust
               Company, as Lessee, amending the lease agreement dated
               September 10, 1987 (see Exhibit 10.2 above).

   10.10       Agreement of Lease dated December 21, 1998, between Newport
               Office Center III Company LLC, as Lessor, and U.S. Trust
               Company of New Jersey, as Lessee, for space in the Newport
               Office Center in Jersey City, New Jersey.

   10.11 Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to Amendment
               No. 1, dated December 27, 1995 to the 1995 10-Q.(1)

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
   10.12 U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the 1995 10-Q.(1)

--------------------------------------------------------------------------------
(1) Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.13       1989 Stock Compensation Plan and Predecessor Plans of the
               Corporation, as amended and restated through July 1, 1997, filed as Exhibit 10.9 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

   10.14       Amendment, effective January 1, 1998, to the 1989 Stock
               Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997.

   10.15 Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997, filed as Exhibit
               10.10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

   10.16       Amendment, effective April 28, 1998, to the Benefit
               Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997.

   10.17       Amendment, effective January 1, 1999, to the Benefit
               Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997 and amended effective April 28, 1998.

   10.18       Board Members' Deferred Compensation Plan of the
               Corporation, as amended and restated through January 1, 1997, filed as Exhibit 10.12 to the Corporation's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1997.(1)

   10.19       Amendment, effective April 28, 1998, to the Board Members'
               Deferred Compensation Plan of the Corporation, as amended and restated through January 1, 1997.

   10.20       Incentive Award Plan of the Trust Company and Affiliated
               Companies as amended and restated effective as of September
               1, 1995, filed as Exhibit 10.14 to the 1995 10-Q.(1)

   10.21       1995 Annual Incentive Plan of the Trust Company and
               Affiliated Companies, as amended and restated effective
               January 1, 1996, filed as Exhibit 10.15 to the Corporation's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996 (the "1996 10-K").(1)

   10.22       Amendment, effective January 1, 1999, to the 1995 Annual
               Incentive Plan of the Trust Company and Affiliated
               Companies, as amended and restated effective January 1, 1996.

   10.23       1990 Change in Control and Severance Policy for Top Tier
               Officers of the Trust Company and Affiliated Companies as amended and restated effective as of October 22, 1996, filed as Exhibit 10.16 to the 1996 10-K.(1)

   10.24       1990 Change in Control and Severance Policy for Officers and
               Employees of the Trust Company and Affiliated Companies as amended and restated effective as of October 22, 1996, filed as Exhibit 10.17 to the 1996 10-K.(1)

   10.25 Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997, filed as Exhibit
               10.18 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

   10.26       Amendment, effective April 28, 1998, to the Executive
               Deferred Compensation Plan of the Corporation, as amended and restated effective through July 1, 1997.

--------------------------------------------------------------------------------
(1) Incorporated herein by reference.

--------------------------------------------------------------------------------

Exhibit No.                                Item
---------------------------------------------------------------------------
   10.27       Amendment, effective January 1, 1999, to the Executive
               Deferred Compensation Plan of the Corporation, as amended
               and restated effective through July 1, 1997 and amended
               effective April 28, 1998.
   10.28       Executive Incentive Plan of the Corporation, as adopted
               effective January 1, 1997, filed as Exhibit 10.19 to the
               Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)
   10.29       Amendment, effective January 1, 1999, to the Executive
               Incentive Plan of the Corporation, as adopted effective
               January 1, 1997.
   10.30       1995 Stock Option Plan of the Corporation, as amended and
               restated effective November 1, 1996, filed as Exhibit 10.20 to the 1996 10-K.(1)
   10.31       Agreements re supplemental retirement benefits for H.
               Marshall Schwarz, Jeffrey S. Maurer and Frederick B. Taylor,
               as amended and restated as of August 29, 1995, filed as
               Exhibit 10.21 to the 1995 10-Q.(1)
   10.32       Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.22 to the
               Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)
   10.33       Amendment, effective January 1, 1998, to the Deferred
               Restricted Unit Plan of the Corporation, as adopted
               effective January 1, 1997.
   10.34       Form of Benefits Protection Agreement for H. Marshall
               Schwarz, Jeffrey S. Maurer and Frederick B. Taylor, filed as
               Exhibit 10.23 to the Corporation's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.(1)
   10.35       Form of Benefits Protection Agreement, filed as Exhibit
               10.24 to the Corporation's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1997.(1)
   10.36       Benefits Protection Agreement for Maribeth S. Rahe, filed as
               Exhibit 10.25 to the Corporation's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997.(1)
   13          1998 Annual Report to Shareholders
   21          List of Subsidiaries of the Corporation
   23          Consent of Independent Accountants
   27          Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated herein by reference.

     The Corporation will furnish copies of any and all exhibits to this Form 10-K without charge to stockholders requesting such information.

     This Report has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and the financial statements have been prepared in accordance with such rules and regulations and with generally accepted accounting principles, by officers and employees of the Corporation and its affiliates. This has been done under the general supervision of Richard E. Brinkmann, Comptroller and Chief Planning Officer, who has executed this Report on the Corporation's behalf. It has been reviewed by other operating and staff personnel of the Corporation and such affiliates and by counsel. The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants, as indicated in their report.

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

                                       U. S. TRUST CORPORATION
                                       (Registrant)

                                       By: /s/ RICHARD E. BRINKMANN
                                         ---------------------------------------
                                           Richard E. Brinkmann
                                         Comptroller and Chief Planning Officer
                                         Dated: March 10, 1999

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

                     Signature                                        Title                     Date
                     ---------                                        -----                     ----

/s/ H. MARSHALL SCHWARZ                                       Chairman of the Board        March 10, 1999
---------------------------------------------------            and Director (Chief
    H. Marshall Schwarz                                         Executive Officer)

/s/ JOHN L. KIRBY                                              Treasurer and Chief         March 10, 1999
---------------------------------------------------             Financial Officer
    John L. Kirby

/s/ RICHARD E. BRINKMANN                                         Comptroller and           March 10, 1999
---------------------------------------------------           Chief Planning Officer
    Richard E. Brinkmann                                    (Chief Accounting Officer)

/s/ ELEANOR BAUM                                                     Director              March 10, 1999
---------------------------------------------------
    Eleanor Baum

/s/ SAMUEL C. BUTLER                                                 Director              March 10, 1999
---------------------------------------------------
    Samuel C. Butler

/s/ PETER O. CRISP                                                   Director              March 10, 1999
---------------------------------------------------
    Peter O. Crisp

/s/ PHILIPPE DE MONTEBELLO                                           Director              March 10, 1999
---------------------------------------------------
    Philippe de Montebello

/s/ ROBERT E. DENHAM                                                 Director              March 10, 1999
---------------------------------------------------
    Robert E. Denham

/s/ ANTONIA M. GRUMBACH                                              Director              March 10, 1999
---------------------------------------------------
    Antonia M. Grumbach

/s/ FREDERIC C. HAMILTON                                             Director              March 10, 1999
---------------------------------------------------
    Frederic C. Hamilton

/s/ PETER L. MALKIN                                                  Director              March 10, 1999
---------------------------------------------------
    Peter L. Malkin

                     Signature                                        Title                     Date
                     ---------                                        -----                     ----
/s/ JEFFREY S. MAURER                                                Director              March 10, 1999
---------------------------------------------------
    Jeffrey S. Maurer

/s/ DAVID A. OLSEN                                                   Director              March 10, 1999
---------------------------------------------------
    David A. Olsen

/s/ CARL H. PFORZHEIMER III                                          Director              March 10, 1999
---------------------------------------------------
    Carl H. Pforzheimer III

/s/ MARIBETH S. RAHE                                                 Director              March 10, 1999
---------------------------------------------------
    Maribeth S. Rahe

/s/ PHILIP L. SMITH                                                  Director              March 10, 1999
---------------------------------------------------
    Philip L. Smith

/s/ JOHN HOYT STOOKEY                                                Director              March 10, 1999
---------------------------------------------------
    John Hoyt Stookey

/s/ FREDERICK B. TAYLOR                                              Director              March 10, 1999
---------------------------------------------------
    Frederick B. Taylor

/s/ ROBERT N. WILSON                                                 Director              March 10, 1999
---------------------------------------------------
    Robert N. Wilson

/s/ RUTH A. WOODEN                                                   Director              March 10, 1999
---------------------------------------------------
    Ruth A. Wooden