Form 10-Q
period 1999-03-31
U S TRUST CORP /NY
filed 1999-05-12
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: MARCH 31, 1999

                         Commission file number: 1-14933

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


             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                      -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       18,596,634 shares, Common Stock, $1 par value, as of April 30, 1999


                                    1 of 28

                                 FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                                            Page
Condensed Consolidated Statement of Income For the Three
  Months Ended March 31, 1999 and 1998                                         3

Condensed Consolidated Statement of Condition as of March 31, 1999
  and December 31, 1998                                                        4

Condensed Consolidated Statement of Changes in Stockholders' Equity
  for the Three Months Ended March 31, 1999 and 1998                           5

Condensed Consolidated Statement of Cash Flows for the Three Months
  Ended March 31, 1999 and 1998                                                6

Notes to the Condensed Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
   And Results of Operations                                             11 - 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk       21 - 22


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            27

Item 6.  Exhibits and Reports on Form 8-K                                     27


SIGNATURE                                                                     28

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------------
                                                                BETTER (WORSE)
                                                              -----------------
                                       1999         1998         $        %
                                      --------    --------    --------     ----
Fee Revenue                           $ 99,970    $ 78,620    $ 21,350     27.2%
Net Interest Revenue                    28,921      25,354       3,567     14.1
                                      --------    --------    --------     ----

TOTAL REVENUE                          128,891     103,974      24,917     24.0
                                      --------    --------    --------     ----

OPERATING EXPENSES
Salaries                                32,368      26,638      (5,730)    (21.5)
Performance Compensation                16,508      10,622      (5,886)    (55.4)
Sales Commissions and Incentives         6,428       4,054      (2,374)    (58.6)
Other Employee Benefits                  8,273       7,586        (687)    (9.1)
                                      --------    --------    --------     ----

Total Salaries, Performance
   Compensation and Other Benefits      63,577      48,900     (14,677)    (30.0)
Net Occupancy                            9,579       9,003        (576)    (6.4)
Other                                   25,411      21,981      (3,430)    (15.6)
                                      --------    --------    --------     ----

TOTAL OPERATING EXPENSES                98,567      79,884     (18,683)    (23.4)
                                      --------    --------    --------     ----

Income Before Income Tax Expense        30,324      24,090       6,234     25.9
Income Tax Expense                      11,978       9,395      (2,583)    (27.5)
                                      --------    --------    --------     ----

NET INCOME                            $ 18,346    $ 14,695    $  3,651     24.8%
                                      ========    ========    ========     ====

BASIC EARNINGS PER SHARE              $   0.99    $   0.78    $   0.21     26.9%
                                      ========    ========    ========     ====

DILUTED EARNINGS PER SHARE            $   0.88    $   0.70    $   0.18     25.7%
                                      ========    ========    ========     ====

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      MARCH 31,      DECEMBER 31,
ASSETS                                                   1999            1998
                                                      ----------      ----------
Cash and Due from Banks                               $  151,379      $  108,346
Interest Earning Securities                            1,254,010       1,517,351
Loans, Net of Allowance for Credit Losses
    ($19,329 in 1999 and $19,414 in 1998)              2,199,621       2,171,393
Other Assets                                             358,254         345,772
                                                      ----------      ----------

Total Assets                                          $3,963,264      $4,142,862
                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                        $3,234,831      $3,414,791
Short and Long-Term Credit Facilities                    210,471         208,698
Other Liabilities                                        254,332         274,738
                                                      ----------      ----------

Total Liabilities                                      3,699,634       3,898,227
                                                      ----------      ----------

Stockholders' Equity                                     263,630         244,635
                                                      ----------      ----------

Total Liabilities and Stockholders' Equity            $3,963,264      $4,142,862
                                                      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other          Total
                                            Common     Capital    Retained     Treasury     Loan to    Comprehensive   Stockholders'
                                             Stock     Surplus     Earnings      Stock        ESOP         Income         Equity
                                            -------    -------    ---------     --------    --------      --------      ---------
BALANCE, JANUARY 1, 1999                    $19,971    $18,902    $ 293,289     $(87,768)   $ (3,773)     $  4,014      $ 244,635

Net Income                                                           18,346                                                18,346
Change in Net Unrealized (Loss) on
   Securities Available for Sale                                                                            (2,457)        (2,457)
                                                                  ---------                               --------      ---------

Total Comprehensive Income                                           18,346                                 (2,457)        15,889

Purchases of Treasury Stock                                                      (10,438)                                 (10,438)
Principal Payment by ESOP                                                                      3,773                        3,773
Cash Dividends Declared ($0.22 Per Share)                            (4,045)                                               (4,045)
Issuance of Shares for Acquisitions                      1,757                     5,801                                    7,558
Capital Effect of Employee Benefit Plans         47       (274)          19        6,466                                    6,258
                                            -------    -------    ---------     --------    --------      --------      ---------

BALANCE, MARCH 31, 1999                     $20,018    $20,385    $ 307,609     $(85,939)   $     --      $  1,557      $ 263,630
                                            =======    =======    =========     ========    ========      ========      =========


                                                                                                        Accumulated
                                                                                             Loan         Other           Total
                                             Common    Capital    Retained      Treasury      to       Comprehensive   Stockholders'
                                             Stock     Surplus    Earnings       Stock       ESOP          Income         Equity
                                            -------    -------    ---------     --------    --------      --------      ---------
BALANCE, JANUARY 1, 1998                    $19,895    $12,325    $ 244,980    $(42,627)    $ (7,254)     $  3,827      $ 231,146

Net Income                                                           14,695                                                14,695
Change in Net Unrealized (Loss) on
   Securities Available for Sale                                                                              (370)          (370)
                                                                  ---------                               --------      ---------

Total Comprehensive Income                                           14,695                                   (370)        14,325

Purchases of Treasury Stock                                                     (14,045)                                  (14,045)
Principal Payment by ESOP                                                                      3,481                        3,481
Cash Dividends Declared ($0.18 Per Share)                            (3,402)                                               (3,402)
Issuance of Shares for Acquisition                                                                                             --
Capital Effect of Employee Benefit Plans         25        278           36       3,675                                     4,014
                                            -------    -------    ---------    --------     --------      --------      ---------

BALANCE, MARCH 31, 1998                     $19,920    $12,603    $ 256,309    $(52,997)    $ (3,773)     $  3,457      $ 235,519
                                            =======    =======    =========    ========     ========      ========      =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Net Cash Provided by Operating Activities               $   5,364     $  19,331
                                                        ---------     ---------

Cash Flows From Investing Activities:
Interest Earning Securities:
     Purchases                                           (215,068)      (99,494)
     Maturities, Calls and Mandatory Redemptions          473,023       189,828
     Net Change in Loans                                  (28,154)       63,504
Other, Net                                                 (1,357)       (5,778)
                                                        ---------     ---------

Net Cash Provided by (Used in) Investing Activities       228,444       148,060
                                                        ---------     ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits              (147,930)     (109,692)
Net Change in Interest Bearing Deposits                   (32,030)      192,651
Net Change in Short-Term Credit Facilities                  6,546       (11,820)
Repayments of Long-Term Debt                               (4,773)       (3,481)
Purchases of Treasury Stock                               (10,438)      (14,045)
Other, Net                                                 (2,150)       (2,210)
                                                        ---------     ---------

Net Cash Provided by (Used in) Financing Activities      (190,775)       51,403
                                                        ---------     ---------

Net Change in Cash and Cash Equivalents                    43,033       218,794
Cash and Cash Equivalents at January 1                    108,346        74,887
                                                        ---------     ---------

Cash and Cash Equivalents at March 31                   $ 151,379     $ 293,681
                                                        =========     =========

Income Taxes Paid                                       $   2,552     $   1,398
Interest Expense Paid                                      30,832        31,056

Noncash Item:

Issuance of stock for employee benefit plans            $   7,887     $   4,395

The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of U.S. Trust Corporation (individually, the "Parent") and its wholly owned subsidiaries (collectively, with the Parent, the "Corporation"). All material intercompany accounts and transactions have been eliminated in consolidation.

      The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including but not limited to the allowance for credit losses, retirement and postretirement benefits and deferred taxes) as of the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

      In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, unless otherwise noted in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I-Item 2 of this report), are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

2.    ACCOUNTING CHANGES AND DEVELOPMENTS

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued in June 1997, effective for interim and annual periods beginning with consolidated financial statements for December 31, 1998. Comparative prior period information is required. FAS 131 requires disclosure of financial and descriptive information about the Corporation's reportable operating segments. The Corporation has presented the financial disclosures and commentary prescribed by FAS 131 in the "Businesses of U.S Trust" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report).

      In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") was issued effective for financial statements issued in 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. SOP 98-1 was adopted by the Company on January 1, 1999. The adoption of SOP 98-1 has not had a material effect on the Corporation's financial condition or results of operations.

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.    ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. The Corporation's use of derivatives to date has been limited to utilizing interest rate swaps as hedges to mitigate interest rate exposure associated with short-term floating interest-rate deposits. As such this use of interest rate swaps would be categorized as a cash flow hedge (as defined by FAS 133) and the effective portion of the gain or loss on the interest rate swaps would be recorded in comprehensive income. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999.

3.    ACQUISITION

      On January 29, 1999, the Corporation acquired Radnor Capital Management, Inc., an investment management company located in Wayne, Pennsylvania with approximately $727 million in assets under management. Under the terms of the acquisition, the Corporation made a $7.8 million initial payment in the form of the Corporation's common shares (101,604 shares) and may make additional payments in its own common shares based upon business retention and other conditions. The acquisition was accounted for as a purchase and did not have a material effect on the Corporation's financial statements.

'                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      4.    EARNINGS PER SHARE

      The calculations of Basic Earnings per Share and Diluted Earnings per Share for the three-month periods ended March 31, 1999 and March 31, 1998 are reflected in the following table.

                                             Three-Month Periods Ended March 31,
--------------------------------------------------------------------------------
(In Thousands)                                               1999         1998
--------------------------------------------------------------------------------
Net income for basic earnings per share                     $18,346      $14,695
Dividend equivalents on stock based benefit plans
(after-tax)                                                     176          145

                                                            -------      -------
Net income for diluted earnings per share                   $18,522      $14,840
                                                            =======      =======

Weighted average shares outstanding for basic
earnings per share                                           18,564       18,958
Dilutive effect of stock based benefit plans                  2,458        2,198
                                                            -------      -------
Total dilutive shares outstanding                            21,022       21,156
                                                            =======      =======

Basic earnings per share                                    $  0.99      $  0.78
                                                            =======      =======

Diluted earnings per share                                  $  0.88      $  0.70
                                                            =======      =======

5.    NET INTEREST REVENUE

      The following is an analysis of the composition of net interest revenue:

                                                   Three-Month Periods
                                                     Ended March 31,
                                                   -------------------
                                                                          Better
(In Thousands)                                      1999        1998     (Worse)
                                                   -------     -------     ----
Interest revenue:
   Loans                                           $39,551     $35,386     11.8%
   Securities:
     Taxable                                         9,735       9,778     (0.4)
     Tax-exempt                                      5,445       7,006    (22.3)
   Short-term investments and deposits
       with banks                                    3,762       3,615      4.1
                                                   -------     -------     ----
Total interest revenue                              58,493      55,785      4.9
                                                   -------     -------     ----
Interest expense:
   Deposits                                         26,759      26,717     (0.2)
   Short and long-term credit facilities             2,814       3,564     21.0
                                                   -------     -------     ----
Total interest expense                              29,573      30,281      2.3
                                                   -------     -------     ----
Net interest income                                 28,920      25,504     13.4
   Provision for credit losses                          --        (150)     N/M
   Securities gains, net                                 1          --      N/M
                                                   -------     -------     ----
Net interest revenue                               $28,921     $25,354     14.1%
                                                   =======     =======     ====

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.    PLEDGED ASSETS

      Financial instruments carried at $281.7 million on March 31, 1999 and $230.3 million on December 31, 1998 were pledged to secure public deposits as collateral for borrowings, to qualify for fiduciary powers and for other permitted purposes.

7.    CONTINGENCIES

      There are various pending and threatened actions and claims against the Corporation in which the Corporation has denied liability and which it will vigorously contest. Although there can be no assurance as to the ultimate outcome, management, after consultation with counsel and based on current available information, is of the opinion that the ultimate resolution of such matters, taken in the aggregate, is unlikely to have a material adverse effect on the Corporation's financial position, results of operations or cash flows.

8.    RECLASSIFICATIONS

      Certain amounts presented in the prior period have been reclassified to conform with the current year's presentation.

9.    OPERATING SEGMENTS

      The Corporation has presented the financial disclosures on its operating segments in the "Business of U.S. Trust" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

FINANCIAL REPORTING MATTERS

      In this Form 10-Q we make certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements may contain words such as "believes," "expects," "anticipates," "estimates" or similar expressions.

      We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements, include but are not limited to the following:

- General economic or business conditions, or include volatility in the equity, fixed income and real estate markets, may be unfavorable. Such economic environments could result in, among other things, a reduced demand for asset management or other financial services, or a decline in assets under management over a short or an extended time period. Fee revenues and net interest revenue could be negatively impacted by such events.

- Competitive pressures in the investment or asset management, corporate fiduciary or private banking industries may increase significantly.

- Legislative changes, including but not limited to legislation related to income and estate tax matters and regulatory changes in banking or other businesses that the Corporation engages in, may adversely affect its financial condition.

- Technological changes, including changes to address "Year 2000" data systems issues, may be more difficult or expensive to implement than anticipated.

CONSOLIDATED RESULTS OF OPERATIONS

      Net income for the first quarter of 1999 was $18.3 million, compared to $14.7 million earned in the first quarter of 1998. On a diluted basis, income per share was $0.88 in the first quarter of 1999, versus $0.70 in the first quarter of 1998. The Corporation's annualized return on average stockholders' equity was 29.6% for the first quarter of 1999, compared to 25.6% for the first quarter of 1998.

FEE REVENUE

                                                Three Month Periods
                                                --------------------
                                               March 31,    March 31,     Better
(In Thousands)                                   1999         1998       (Worse)
                                                -------      -------      ------
Personal wealth management                      $78,717      $58,368        34.9%
Institutional services                           21,253       20,252         4.9
                                                -------      -------      ------
          Fee revenue                           $99,970      $78,620        27.2%
                                                =======      =======      ======


Market related fees                             $81,534      $63,505        28.4%
Transaction related fees                         18,436       15,115        22.0
                                                -------      -------      ------
          Fee revenue                           $99,970      $78,620        27.2%
                                                =======      =======      ======

      Fee revenue for the first quarter of 1999 increased approximately $21.4 million to $100.0 million from $78.6 million in the first quarter of 1998. Market related fee revenue increased by $18.0 million to $81.5 million from $63.5 million in the first quarter of 1998. The increase in fee revenue during this period was attributable to strong new business, acquisitions and appreciation in the equity and bond markets.

      Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, fee revenue is influenced by a variety of factors, including growth or decline of stock, bond and real estate market levels, new business, acquisitions, changes in fee rate schedules and added services. Fee revenue is negatively impacted by the outflow of investment management assets due to terminating trusts, client withdrawals, income and estate taxes and lost business. Fee revenue related to market conditions is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing account value. Therefore, market value or other incremental changes in a portfolio's size may not typically have a proportionate impact on the level of fee revenue. In general, fee revenue is calculated quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of fee revenues is the type of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the overall level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                                           March 31,  Dec. 31,  March 31,
                                                             1999      1998       1998
                                                             ------------------------
                                                             ------------------------
Equity securities                                             57%       56%        56%
Fixed income securities                                       27%       29%        30%
Short-term money management, real estate and other            16%       15%        14%
                                                             ---       ---        ---
                                                             100%      100%       100%
                                                             ===       ===        ===

      The following table delineates assets under management and administration as of March 31, 1999, December 31, 1998 and March 31, 1998. This analysis is presented on a consolidated and segment basis. Unless otherwise noted, asset values are measured at their estimated fair value.

                                                                               March    March vs.
                                                                              vs. Dec.    March
                                             March 31,  Dec. 31,  March 31,    Better     Better
(In Billions)                                   1999      1998      1998      (Worse)    (Worse)
                                               ------    ------    ------     ------     ------
Assets under management:
  Investment management                        $ 66.1    $ 61.3    $ 52.0        7.7%      27.2%
  Special fiduciary                              13.4      13.7      15.1       (2.4)     (11.4)
                                               ------    ------    ------     ------     ------

Total assets under management                    79.5      75.0      67.1        5.9       18.5
                                               ------    ------    ------     ------     ------
Assets under administration:
  Personal custody and other                     20.3      26.0      21.8      (21.9)      (6.8)
  Corporate and municipal trusteeships
  and agency relationships, at par value        310.6     300.5     266.8        3.4       16.4

                                               ------    ------    ------     ------     ------

Total assets under administration               330.9     326.5     288.6        1.4       14.7
                                               ------    ------    ------     ------     ------
Total assets under management and
 administration                                $410.4    $401.5    $355.7        2.2%      15.4%
                                               ======    ======    ======     ======     ======

Segment assets under management and
 administration
Personal wealth management
    Assets under management                    $ 54.0    $ 46.7    $ 41.8       15.6%      29.3%
    Assets under administration                  15.5      15.3      12.1        1.0       27.6
                                               ------    ------    ------     ------     ------
       Total                                     69.5      62.0      53.9       11.9       28.9
                                               ------    ------    ------     ------     ------

Institutional
    Assets under management                      25.5      28.3      25.4       (9.9)        .6
    Assets under administration                 315.4     311.2     276.4        1.4       14.2
                                               ------    ------    ------     ------     ------

       Total                                    340.9     339.5     301.8         .4       13.0
                                               ------    ------    ------     ------     ------
Total assets under management and
   administration                              $410.4    $401.5    $355.7        2.2%      15.4%
                                               ======    ======    ======     ======     ======

      Investment management assets at March 31, 1999 were $66.1 billion compared to $61.3 billion at December 31, 1998, and $52.0 billion at March 31, 1998. On January 29, 1999, the Corporation acquired Radnor Capital Management, Inc., which managed approximately $727 million in assets (see Note 3 to Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report). Through March 31, 1999, approximately $1.8 billion of assets previously managed by the Corporation's Campbell Cowperthwait Division, principally the institutional assets managed for the California Public Employees

Retirement System (CalPERS), had been withdrawn. At April 30, 1999 an additional $0.4 billion of assets were withdrawn. The estimated annualized fee revenue related to the $2.2 billion of withdrawn assets is approximately 1.0 percent of the Corporation's estimated 1999 total fee revenue.

      Approximately $8.2 billion of assets under management were invested in the Corporation's Excelsior Funds at March 31, 1999. At December 31, 1998 and March 31, 1998, total assets under management invested in the Excelsior Funds were $7.5 billion and $6.8 billion, respectively.


NET INTEREST REVENUE

      Net interest revenue is affected by changes in the absolute levels of interest rates and shifts in the term structure of interest rates, funding strategies, and the impact of changes in the credit quality of the loan portfolio. The net yield on interest earning assets has increased moderately to 3.37% at March 31, 1999 from 3.29% at March 31, 1998. Taxable equivalent net interest revenue for the first quarter of 1999 was $29.8 million up from $26.2 million in the first quarter of 1998. Average interest earning assets increased by 11.3% to approximately $3.6 billion as of March 31, 1999 compared to approximately $3.2 billion at March 31, 1998.

      The loan portfolio is the largest component of average total assets. Average loans for the first quarter of 1999 were $2.2 billion, a $334.9 million or 18.2% increase over average loans for the first quarter of 1998. The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. Approximately 76% and 74% of total loans are collateralized by residential real estate mortgages at March 31, 1999 and March 31, 1998, respectively.

      Net free funds in the table below includes average stockholder's equity of $251,354 and $232,813 at March 31, 1999 and March 31, 1998, respectively.


                                      March 31,                      March 31,
($ In Thousands)                         1999           Rate           1998          Rate
                                      ----------     ----------     ----------    ----------
Interest Earning Securities           $1,386,386           5.81%    $1,360,378         6.29%
Loans                                  2,179,252           7.36%     1,849,289         7.76%
                                      ----------     ----------     ----------    ----------

 Total Interest Earning Assets        $3,565,638           6.73%    $3,209,667         7.11%
                                      ==========     ==========     ==========    ==========

Interest Bearing Deposits             $2,654,175           4.09%    $2,289,780         4.73%
 Short-Term Credit Facilities            133,605           4.58%       165,067         5.31%
 Long-Term Credit Facilities              64,744           8.06%        70,010         8.02%
                                      ----------    -----------     ----------    ----------

Total Interest Bearing Liabilities    $2,852,524           4.20%    $2,524,857         4.86%
                                      ==========     ==========     ==========    =========
Net Free Funds                           713,114                       684,810
                                      ----------                    ----------
Total Interest Bearing Liabilities
   and Net Free Funds                 $3,565,638                    $3,209,667
                                      ==========                    ==========
Net Yield                                                  3.37%                       3.29%
                                      ----------     ==========                   ==========
Interest Spread                                            2.53%                       2.25%
                                                     ==========                   ==========

OPERATING EXPENSES

The following table provides details of operating expenses for the first quarters of 1999 and 1998.

                                              Three Month Periods
                                             March 31,     March 31,      Better
(In Thousands)                                 1999          1998        (Worse)
                                              -------       -------       ----
Salaries and other Employee Benefits          $40,641       $34,224       (18.2)%
Performance compensation                       16,508        10,622       (55.4)
Sales commissions and incentives                6,428         4,054       (58.6)
Occupancy                                       9,579         9,003       (6.4)
Other                                          25,411        21,981       (15.6)
                                              -------       -------       ----

Total operating expenses                      $98,567       $79,884       (23.4)%
                                              =======       =======       ====

      Operating expenses increased by $18.7 million in the first quarter of 1999, compared to the first quarter of 1998. The Corporation's pre-tax margin was 23.5% for the first quarter of 1999 and 23.2% for the first quarter of 1998.

      Salaries and other employee benefits increased $6.4 million from the first quarter of 1998. The number of full-time equivalent employees increased 13.0% to 1,792 at March 31, 1999, compared to 1,586 at March 31, 1998. The increase in employees is attributable to acquisitions and internal growth required to meet an expanding customer base.

      Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other conditions or circumstances that warrant consideration. Performance compensation increased $5.9 million in the first quarter of 1999 reflecting the Corporation's strong financial performance and the increase in staffing levels.

      Sales commissions and incentives increased $2.4 million in the first quarter of 1999 compared to the first quarter of 1998. This increase reflects the Corporation's strong emphasis on sales. The Corporation makes a substantial commitment to sales, marketing and advertising. As of March 31, 1999, approximately 146 employees were devoted to these functions compared to 133 as of March 31, 1998. Direct expenses associated with these functions, including salary and employee benefits, performance compensation and sales commissions and incentives were $12.0 million for the first quarter of 1999, an increase of 35.6% from the $8.9 million incurred during the corresponding 1998 period. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $614,000 for the first quarter of 1999 and $576,000 for the first quarter of 1998.

      Other operating expenses increased $3.4 million in the first quarter of 1999 as compared to the first quarter of 1998. This increase reflects the impact of the Corporation's national expansion strategy as well as normal growth.

      Other operating expenses includes an outsourcing agreement with The Chase Manhattan Bank ("Chase"). Pursuant to this agreement, Chase furnishes necessary securities processing, custodial, data processing and other operations support services to the Corporation. The initial term of this agreement expires on August 31, 2000. The Corporation has the right, at its option, to extend the term for an additional two years and plans to do so. The agreement also provides for an option to extend the term for an additional three years beyond August 31, 2002 upon the mutual agreement of the Corporation and Chase. During the initial five-year term of the agreement, the Corporation pays Chase an annual base fee of $10 million plus additional volume charges. Upon exercise of the two year option, the base fee will increase by 10% of total charges (excluding certain items) incurred in the final year of the initial term of the agreement.

      Management is considering various possible alternatives for obtaining the services currently provided under the agreement after its expiration on August 31, 2002. These alternatives include seeking a further extension of the Chase agreement, obtaining the services from other third-party providers or providing all or a portion of such services itself. Although the costs of obtaining or providing such services are expected to increase from the current level, the management believes, at this time, that such an increase will not have a material adverse effect on the Corporation's results of operations.

      Other operating expenses also includes amortization of intangibles resulting from acquisitions. Amortization of intangibles was $1.2 million in the first quarter of 1999 and $826,000 in the first quarter of 1998. Amortization of intangibles does not require the use of cash and therefore, the Corporation believes it may be distinguished from other operating expenses. The impact on net income after consideration of applicable income tax benefits of these non-cash charges was approximately $894,000 in the first quarter of 1999 and $699,000 in the first quarter of 1998. Excluding the after-tax impact of amortization of intangible assets, diluted earnings per share would have been $0.92 and $0.73 for the three-month periods ended March 31, 1999 and 1998, respectively.

THE BUSINESSES OF U.S. TRUST

The Corporation has two principal businesses: Personal Wealth Management Services and Institutional Services. Personal Wealth Management Services is further delineated into two components - New York Wealth Management Services ("New York") and National Wealth Management Services ("National").

PERSONAL WEALTH MANAGEMENT SERVICES

The Corporation provides a complete array of financial services for affluent individuals and families. These services, defined as Personal Wealth Management Services, include investment management (domestic and international equity, fixed income and alternative investments, such as venture capital and real estate), investment consulting, trust, financial and estate planning and private banking. Personal Wealth Management Services are provided through New York and National. The Corporation has been well established in the New York Wealth Management business for many years. More recently, the Corporation has expanded its presence beyond New York through national expansion resulting in the establishment of its National Wealth Management business. The Corporation anticipates that its national expansion will continue over the next several years.

       The cornerstone of the Corporation's services to the personal market in both its New York and National businesses is investment management. At March 31, 1999, personal assets under management were approximately $54.0 billion. A major strategy for the growth of the Corporation's Personal Wealth Management business has been national expansion. Personal Wealth Management clients usually prefer services to be delivered locally. The Corporation has established affiliates throughout the United States: California, Connecticut, Florida, New Jersey, Oregon, Pennsylvania, Texas and Washington D.C.

INSTITUTIONAL SERVICES

Institutional Services includes investment management, corporate trust, brokerage and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.

      The Corporation's institutional investment management business provides a wide range of investment options for its clients, including balanced and specialized domestic and international equity investment styles, structured investments, alternative investments, fixed-income vehicles and short-term cash management. At March 31, 1999, the Corporation managed approximately $25.5 billion for its institutional clients.

SEGMENT FINANCIAL RESULTS

The following analysis presents the Corporation's financial results for the three month periods ended March 31, 1999 and 1998, on a segment basis. The Corporation's internal accounting policies credit or charge each segment with revenues and expenses as incurred and on a consistent basis. Presentation of financial information on a quarterly basis may and most likely will result in non-recurring transactions (either revenue or expense) being allocated to a segment which may result in short-term swings in a segment's profit contribution. Accordingly while informative, quarterly segment disclosures may not be indicative of long-term performance and should not necessarily be used as long-term forecasting benchmarks.

(Dollars In Thousands)               Personal Wealth Management                          Total
                                New York      National        Total    Institutional   Corporation
                                ----------------------------------------------------------------
THREE MONTHS ENDED
March 31, 1999
Fee revenue                     $ 53,706      $ 25,011      $ 78,717      $ 21,253      $ 99,970
Allocated net interest
   revenue                        20,335         5,762        26,097         2,824        28,921

Total revenue                     74,041        30,773       104,814        24,077       128,891
                                ----------------------------------------------------------------
Operating expense                 55,451        25,702        81,153        17,414        98,567
                                ----------------------------------------------------------------

Income before taxes             $ 18,590      $  5,071      $ 23,661      $  6,663      $ 30,324
                                ================================================================

Profit margin                       25.1%         16.5%         22.6%         27.7%         23.5%

Percentage of income
Before Taxes                        61.0%         17.0%         78.0%         22.0%

Assets Managed (1)              $ 39,082      $ 14,856      $ 53,938      $ 25,517      $ 79,455

Assets Administered (1)         $ 13,615      $  1,860      $ 15,475      $315,425      $330,900


THREE MONTHS ENDED
March 31, 1998
Fee revenue                     $ 43,344      $ 15,024      $ 58,368      $ 20,252      $ 78,620
Allocated net interest
   revenue                        17,513         5,177        22,690         2,664        25,354
                                ----------------------------------------------------------------
Total revenue                     60,857        20,201        81,058        22,916       103,974
Operating expense                 44,352        17,715        62,067        17,817        79,884
                                ----------------------------------------------------------------
Income before taxes             $ 16,505      $  2,486      $ 18,891      $  5,099      $ 24,090
                                ================================================================

Profit margin                       27.1%         12.3%         23.4%         22.3%         23.2%

Percentage of income
    Before Taxes                    69.0%         10.0%         79.0%         21.0%

Assets Managed (1)              $ 30,750      $ 10,955      $ 41,705      $ 25,356      $ 67,061

Assets Administered (1)         $ 10,466      $  1,663      $ 12,129      $276,463      $288,592

(1) $ IN MILLIONS

      Fee revenue for the Personal Wealth Management segment increased 34.8% from the first quarter of 1998. Fee revenue for the New York component of the Personal Wealth Management segment grew 23.9% from the first quarter of 1998 whereas the National component's fee revenue growth rate was 66.5%. Fee revenue growth is attributable to new business, the overall strength in the financial markets and acquisitions.

      Allocated net interest revenue attributable to the Personal Wealth Management segment increased 15.0% from the first quarter of 1998. New York and National's growth rates were 16.1% and 11.3%, respectively. The increase in allocated net interest is principally attributable to the growth in private banking activities in this segment.

      The Personal Wealth Management Segment's profit margin decreased modestly to 22.6% in the first quarter of 1999 from 23.4% in the first quarter of 1998. New York's profit margin was 25.1% in the first quarter of 1999, declining from 27.1% in the first quarter of 1998. National's profit margin was 16.5% and 12.3% for the three-month periods ended March 31, 1999 and March 31, 1998, respectively.

      Institutional's fee revenue has grown by 4.9% from the first quarter of 1998. Institutional's allocated net interest revenue has remained relatively flat from March 31, 1998. Institutional receives interest revenue credit principally from the customer deposits generated from its corporate trust activities. Institutional's profit margin has increased from 22.3% in the first quarter of 1998 to 27.7% in the first quarter of 1999.

YEAR 2000 ISSUES - STATE OF READINESS

       The following discussion relates to the Corporation's Year 2000 state of readiness and the resulting external remediation costs. All of the external remediation costs are recorded as other operating expenses.

      In 1996, the Corporation established a Year 2000 Committee with the responsibility for developing an effective plan for identifying, renovating, testing and implementing simulated solutions for Year 2000 processing. The Plan consists of the following five phases: (1) awareness of the problem and commitment by senior management to dedicate the necessary resources to address this problem; (2) a comprehensive inventory assessment of all hardware and software, vendor interfaces and service providers to understand the magnitude of the issue; (3) a systems code remediation schedule for all affected software systems; (4) a comprehensive validation methodology to test all affected applications; and (5) production implementation of the corrected software systems.

       The first two phases of the Plan were completed in June, 1997. The remaining phases of the Plan, software code remediation and testing of critical systems were substantially completed as of December 31, 1998. During these phases the Corporation worked with Chase and Marshall & Illsley Data Services, providers of the Corporation's most significant data processing systems (collectively, the "Service Providers") to assure compliance with required systems changes. The Service Providers are responsible for and bear the cost of effecting all necessary changes to such systems.

      As of March 31, 1999, all mission critical systems of the Corporation, i.e., Asset Management, Banking and Corporate Trust were in full production. The Corporation will run all of its corrected systems in a production environment during the balance of 1999. Where appropriate, point to point street-wide testing for connectivity and data exchange with regulatory and depository agencies will also take place in 1999.

      In addition, the Corporation has a number of business relationships that include vendors and suppliers. The Corporation has contacted these entities to determine the status of their Year 2000 efforts and to track the renovation and readiness of their systems for the Year 2000. Where appropriate, testing will be conducted between the Corporation and these vendors. In the event that the product or service provided by the vendor is not Year 2000 ready, alternative providers will be employed. A final follow-up regarding these entities' Year 2000 readiness will be made by the end of the second quarter of 1999.

      As a result of its Plan, the Corporation expects to have dealt with Year 2000 issues well in advance of the event.

YEAR 2000 ISSUES - THE COST

The Corporation has estimated the total cost of remediating its Year 2000 issues will range from approximately $4 million to $5 million. These costs include the costs of remediation, testing, third party assessment, and contingency planning. To date the Corporation has spent approximately $3.1 million. This amount does not include the cost associated with substantial managerial time that senior officers and employees have dedicated on Year 2000 issues. Since the Service Providers are responsible for and bear the cost of effecting all necessary changes to the Corporation's most significant data processing systems, most of the Corporation's costs were on testing. The Corporation expects remaining costs in 1999 to not exceed $1.0 million most of which will be incurred on infrastructure/equipment upgrades. While the Corporation has deferred certain other projects as a result of efforts regarding Year 2000, we believe that these deferrals will have no material impact on our operating results.

YEAR 2000 ISSUES - CONTINGENCY PLAN

      The Corporation has developed a contingency plan to deal with Year 2000 issues, including (1) identifying likely contingencies; (2) developing procedures to be followed in the event of each contingency; and (3) identifying personnel responsible for each of the Corporation's businesses that may be involved in any actual contingency. In the event of an operational disruption, the Corporation has in place contingency plans for its mission critical functions. Key area and command recovery personnel within each business sector will have been identified and trained to initiate the necessary action steps in maintaining overall control and business continuity. While the Corporation's plan is substantially complete, the plan will remain subject to change and refinement to address any additional information that becomes available. The plan will be reviewed by the Corporation's internal audit department during the third quarter of 1999.

YEAR 2000 ISSUES - RISK

Although it is not possible to predict accurately the consequences of a Year 2000 failure, the Corporation is confident that its efforts at remediation will greatly reduce any disruption. While not anticipated, the most reasonable likely worst case scenario would be a failure by either one of the Corporation's mission critical systems or the Service Providers systems. In this case, the Corporation would lose the ability to service its clients for a period of time. If any of these failures were not corrected within a reasonable period of time, it could have a material negative effect on the operations and financial condition of the Corporation.

      The disclosure contained in this 10-Q as well as the information previously filed by the Corporation regarding its Year 2000 readiness are designated as Year 2000 readiness disclosure related to the Year 2000 Information and Readiness Disclosure Act.

MARKET RISK AND SENSITIVITY ANALYSIS

      The objective of asset and liability management is to maximize net interest revenue while maintaining acceptable levels of interest rate sensitivity, high asset quality and adequate liquidity.

      The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation's principal risk is interest rate related. Interest rate risk results from differences in the maturity and/or repricing of the Corporation's interest earning assets (which consist primarily of mortgage loans, mortgage backed securities and other fixed rate investments) and its interest bearing liabilities, (predominately floating rate deposits). The Corporation uses interest rate swaps ("Swaps") as hedging vehicles to mitigate interest rate exposure.

      The Corporation employs net interest income ("NII") simulation modeling techniques to evaluate and manage the effect of changing interest rates. The Corporation's simulation model includes all on-balance sheet and off-balance sheet financial instruments and measures NII under various interest rate scenarios. Key variables in the NII simulation include changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan and deposit pricing and volume assumptions. These simulations involve assumptions that are inherently uncertain and as a result, the simulation models cannot precisely estimate NII or precisely predict the impact of changes in interest rates on NII. Actual results may differ from simulated results due to the timing magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.

      The Corporation's simulation model facilitates the evaluation of a potential range of net interest revenue, under various interest rate scenarios. The simulation model as of March 31, 1999 projects a decrease in net interest revenue of $0.9 million to $1.9 million over the following three months for an immediate 50 to 100 basis points increase in rates. Conversely if interest rates immediately decreased by 50 to 100 basis points, the simulation model projects a $0.9 to $1.8 million increase in net interest revenue. Comparably, as of March 31, 1998 the simulation model projected a decrease in net interest revenue of $0.7 million to $1.3 million over the following three months for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates had immediately decreased by 50 to 100 basis points, the simulation model projected a $0.6 million to $1.1 million increase in net interest revenue.

      Each of these simulations assumes that the asset and liability structure of the balance sheet would not be changed as a result of the simulated changes in interest rates. As the Corporation actively manages its balance sheet and interest rate exposure, in all likelihood, the Corporation would take steps to ameliorate any additional interest rate exposure that would result from the aforementioned simulated changes in the interest rate environment.

The following table provides details, as of March 31, 1999, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                              Maturing
                             --------------------------------------------
                              Within 1         1 to 5           Over 5
(Dollars In Thousands)          Year            Years            Years           Total
                             -----------     -----------      -----------     -----------
Fixed pay swaps              $    70,000     $   515,000      $    50,000     $   635,000
Average rate paid                   6.95%           6.36%            5.65%           6.37%
Average rate received(1)            5.03%           5.08%            5.00%           5.07%

(1) Represents the average variable rate that would be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap

      The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended March 31, 1999 and 1998, are detailed in the following table.

                                                    Three Month Periods Ended
                                                   ----------------------------
(Dollars In Thousands)                           March 31, 1999    March 31, 1998
                                                   ----------        ----------
Net interest revenue:
   As reported                                     $   28,921        $   25,354
   Excluding hedging activities                    $   30,883        $   26,572


Net yield on interest earning assets:
   As reported                                           3.37%             3.29%
   Excluding hedging activities                          3.62%             3.47%

The difference between results "As reported" and "Excluding hedging activities" in each period reflects the cost of using swaps to hedge interest rate risk.

CAPITAL AND LIQUIDITY MANAGEMENT

      Regulatory capital amounts and ratios for the Corporation and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of March 31, 1999 and 1998 are set forth in the following table. Minimum ratio requirements and ratios required to be considered "well capitalized" by the Board of Governors of the Federal Reserve Board are also presented.

(Dollars in Thousands)
                                                                 Minimum         Well
                                                                 Federal      Capitalized
                                                                 Reserve         Under
                                                                 Ratio For      Prompt
                      Actual as of            Actual as of       Capital      Corrective
(Dollars in          March 31, 1999         March 31, 1998      Adequacy        Action
-----------------------------------------------------------------------------------------
Thousands)           Amount       Rate      Amount      Rate
Tier 1 Capital:
  Corporation       $251,540     13.1%     $257,747     14.8%         4.0%          6.0%
 Trust Company      $169,583     10.6%     $150,247     10.1%         4.0%          6.0%

Total Capital:
  Corporation       $270,869     14.1%     $276,460     15.9%         8.0%         10.0%
  Trust Company     $186,697     11.7%     $166,793     11.2%         8.0%         10.0%

Tier 1 Leverage:
  Corporation       $251,540      6.3%     $257,747      7.2%     3.0-5.0%      3.0-5.0%
 Trust Company      $169,583      5.5%     $150,247      5.2%     3.0-5.0%          5.0%

The objective of liquidity management is to ensure the availability of financial resources to meet the Corporation's cash flow requirements and to capitalize on opportunities for business expansion. The Corporation monitors the liquidity position of the Parent and each of its subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. Liquidity management is also structured to ensure that the capital needs of the Parent and its subsidiaries are met on a day to day basis.

      The Parent's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders, repurchases of its common stock and capital required for acquisitions or for additions to its subsidiaries.

      At the January 26, 1999 the Parent's Board of Directors (the "Board") meeting, the Board authorized the repurchase of an additional two million shares of common stock. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. During the first quarter of 1999, 136,685 shares were repurchased at a weighted average purchase price of $76.37 per share. As of March 31, 1999, the Parent could repurchase an additional 2,052,325 common shares. On January 26, 1999, the Corporation announced a 22% increase in its regular quarterly common stock dividend, indicating an annual dividend of $0.88 per share. Actual dividends declared are subject to approval by the Board and regulatory capital limitations.

      The Parent's sources of liquidity are derived primarily from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. As of April 1, 1999, the subsidiaries have the ability to pay dividends of approximately $64.7 million without prior approval of the regulatory authorities.

      The Parent has a $30.0 million unsecured revolving credit facility maturing in August 1999. As of March 31, 1999, the Parent had $10.0 million outstanding under this facility. At March 31, 1999 the Corporation has entered into an additional $50.0 million unsecured credit facility based on LIBOR maturing on March 31, 2002. There are no amounts outstanding under the new facility at March 31, 1999.

      The Parent is authorized to issue up to 5 million, $1.00 par value, preferred shares. As of March 31, 1999, no preferred shares have been issued.

      In addition to traditional interest and non-interest bearing deposit raising capabilities, the banking subsidiaries have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $420.0 million. As of March 31, 1999, borrowing under these credit facilities was $13.0 million.

      The subsidiaries also generate liquidity from the types of financial instruments that they carry as investment securities. Approximately $885.3 million or 81.1% of the investment securities portfolio is comprised of U.S. Treasury or federal agency obligations. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At March 31, 1999, securities sold under agreements to repurchase aggregated $147.5 million. The subsidiaries may also pledge these securities to secure public deposits, to qualify for fiduciary powers and to use as collateral for FHLB and other borrowings. Pledged assets at March 31, 1999 totaled $281.7 million.

Asset/Liability Management

      The objective of asset and liability management is to maximize net interest revenue within the constraint of acceptable levels of interest rate sensitivity while maintaining high asset quality and adequate liquidity. The Corporation's assets are principally liquid and low risk. Approximately 35% of total assets for the first quarter of 1999 consist of short-term financial instruments and readily marketable securities.

Interest Earning Securities

      Included in interest earning securities are $82.1 million and $204.3 million of interest bearing deposits with banks, $1.09 billion and $1.06 billion of securities available for sale and $80.0 million and $255.0 million of federal funds sold at March 31, 1999 and December 31, 1998, respectively.

      The Corporation maintains a high quality securities portfolio with approximately 81.1% comprised of U.S. Treasury obligations, obligations of the Government National Mortgage Association ("GNMAs") and other securities backed by the full faith and credit of the U.S. Government. The remaining portfolio is comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

      The fair value of securities exceeded their amortized cost by $3.0 million and $7.2 million at March 31, 1999 and December 31, 1998, respectively. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

QUALITY OF LENDING ACTIVITIES

      The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At March 31, 1999, the loan portfolio totaled $2.2 billion of which approximately 76.0% were collateralized by residential real estate mortgages.

An analysis of allowance for credit losses follows:

                                                       Three Month Periods
                                                         Ended March. 31,
                                                    ---------------------------
(In Thousands)                                       1999               1998
                                                    --------           --------
Balance, Beginning of Period                        $ 19,414           $ 18,294
Provision for Credit Losses                                -                150
Recoveries                                               165                290
Charge-offs                                             (250)               (21)
                                                    --------           --------
Net (Charge-Offs) Recoveries                             (85)               269
                                                    --------           --------

Balance, End of Period                              $ 19,329           $ 18,713
                                                    ========           ========

The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio determined by a continuing surveillance process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and general economic and financial considerations.

      As a percentage of average loans, annualized net loan charge-offs were two basis points for the first quarter of 1999, compared to annualized net loan recoveries of six basis points for the first quarter of 1998. The allowance for credit losses at March 31, 1999, was 0.89% of average loans for the quarter. This compares with 1.01% of average loans for the quarter ended March 31, 1998. Given the current market environment, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

      Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                            1st Qtr 99      4th Qtr 98     3rd Qtr 98     2nd Qtr 98    1st Qtr 98
                               ------------------------------------------------------------------
(In Thousands)
Non-accrual loans              $  583         $6,203         $7,616         $8,172         $9,767
Real estate owned, net             --            534            534             --             --
                               ------------------------------------------------------------------
Total Nonperforming            $  583         $6,737         $8,150         $8,172         $9,767
                               ==================================================================

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 29, 1999, the Corporation issued 101,604 of its common shares as initial consideration for the Corporation's acquisition of Radnor Capital Management, Inc. These common shares were issued to the 17 former shareholders of Radnor.

      These issuances of common shares were exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof. The common shares were issued to a limited number of accredited investors who acquired the common shares for their own account. See Note 3 of Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information concerning these issuances.


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


                                                         U. S. Trust Corporation
                                                                    (Registrant)





Date: May 12, 1999                          By:             Richard E. Brinkmann
      ------------                              --------------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                  (Principal Accounting Officer)