Form 10-Q
period 1999-06-30
U S TRUST CORP /NY
filed 1999-08-13
CIK 936301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: JUNE 30, 1999

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

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

       18,417,753 shares, Common Stock, $1 par value, as of July 31, 1999

                                 FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                                                                                 Page
Condensed Consolidated Statement of Income:

   For the Three Months Ended June 30, 1999 and 1998                               3
   For the Six Months Ended June 30, 1999 and 1998                                 4

Condensed Consolidated Statement of Condition as of June 30, 1999
   and December 31, 1998                                                           5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Six Months Ended June 30, 1999 and 1998                                 6

Condensed Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1999 and 1998                                                    7

Notes to the Condensed Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
   And Results of Operations                                                 12 - 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk           24 - 25


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                      30

Item 6.  Exhibits and Reports on Form 8-K                                         31


SIGNATURE                                                                         32

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------
                                                                     INCREASE     (DECREASE)
                                                                     -----------------------
                                          1999           1998           $              %
                                          ----           ----           -              -
Fee Revenue                             $105,095      $ 83,293      $ 21,802          26.2%
Net Interest Revenue (*)                  29,008        24,704         4,304          17.4
                                        --------      --------      --------      --------

TOTAL REVENUE                            134,103       107,997        26,106          24.2
                                        --------      --------      --------      --------

OPERATING EXPENSES
Salaries                                  34,986        29,144         5,842          20.0
Performance Compensation                  14,672        11,465         3,207          28.0
Sales Commissions and Incentives           6,955         4,962         1,993          40.2
Other Employee Benefits                    8,324         7,183         1,141          15.9
                                        --------      --------      --------      --------

Total Salaries, Performance
   Compensation and Other Benefits        64,937        52,754        12,183          23.1
Net Occupancy                              9,560         8,886           674           7.6
Other                                     27,306        21,287         6,019          28.3
                                        --------      --------      --------      --------

TOTAL OPERATING EXPENSES                 101,803        82,927        18,876          22.8
                                        --------      --------      --------      --------

Income Before Income Tax Expense          32,300        25,070         7,230          28.8
Income Tax Expense                        12,759         9,777         2,982          30.5
                                        --------      --------      --------      --------

NET INCOME                              $ 19,541      $ 15,293      $  4,248          27.8%
                                        ========      ========      ========      ========

BASIC EARNINGS PER SHARE                $   1.05      $   0.81      $   0.24          29.6%
                                        ========      ========      ========      ========

DILUTED EARNINGS PER SHARE              $   0.93      $   0.73      $   0.20          27.4%
                                        ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

(*) Net Interest Revenue consists of interest income, net securities gains (losses) less interest expense and the provision for credit losses.

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------
                                                                     INCREASE     (DECREASE)
                                                                     -----------------------
                                          1999          1998            $             %
                                          ----          ----            -             -
Fee Revenue                             $205,065      $161,913      $ 43,152          26.7%
Net Interest Revenue (*)                  57,929        50,058         7,871          15.7
                                        --------      --------      --------      --------

TOTAL REVENUE                            262,994       211,971        51,023          24.1
                                        --------      --------      --------      --------

OPERATING EXPENSES
Salaries                                  67,354        55,782        11,572          20.7
Performance Compensation                  31,180        22,087         9,093          41.2
Sales Commissions and Incentives          13,383         9,016         4,367          48.4
Other Employee Benefits                   16,597        14,769         1,828          12.4
                                        --------      --------      --------      --------

Total Salaries, Performance
   Compensation and Other Benefits       128,514       101,654        26,860          26.4
Net Occupancy                             19,139        17,889         1,250           7.0
Other                                     52,717        43,268         9,449          21.8
                                        --------      --------      --------      --------

TOTAL OPERATING EXPENSES                 200,370       162,811        37,559          23.1
                                        --------      --------      --------      --------

Income Before Income Tax Expense          62,624        49,160        13,464          27.4
Income Tax Expense                        24,736        19,172         5,564          29.0
                                        --------      --------      --------      --------

NET INCOME                              $ 37,888      $ 29,988      $  7,900          26.3%
                                        ========      ========      ========      ========

BASIC EARNINGS PER SHARE                $   2.04      $   1.59      $   0.45          28.3%
                                        ========      ========      ========      ========

DILUTED EARNINGS PER SHARE              $   1.81      $   1.43      $   0.38          26.6%
                                        ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

(*) Net Interest Revenue consists of interest income, net securities gains (losses) less interest expense and the provision for credit losses.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (Dollars In Thousands)
                                   (UNAUDITED)

                                                  JUNE 30,      DECEMBER 31,
ASSETS                                              1999            1998
                                                    ----            ----
Cash and Due from Banks                          $  248,430      $  108,346
Interest Earning Securities                       1,173,271       1,517,351
Loans, Net of Allowance for Credit Losses
      ($19,711 in 1999 and $19,414 in 1998)       2,457,266       2,171,393
Other Assets                                        370,170         345,772
                                                 ----------      ----------

Total Assets                                     $4,249,137      $4,142,862
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                   $3,512,026      $3,414,791
Short and Long-Term Credit Facilities               215,369         208,698
Other Liabilities                                   265,430         274,738
                                                 ----------      ----------

Total Liabilities                                 3,992,825       3,898,227
                                                 ----------      ----------

Stockholders' Equity                                256,312         244,635
                                                 ----------      ----------

Total Liabilities and Stockholders' Equity       $4,249,137      $4,142,862
                                                 ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       Accumulated
                                                                                                         Other            Total
                                          Common     Capital    Retained    Treasury       Loan to    Comprehensive   Stockholders'
                                          Stock      Surplus    Earnings      Stock         ESOP         Income           Equity
                                          -----      -------    --------      -----         ----         ------           ------
BALANCE, JANUARY 1, 1999                $ 19,971    $ 18,902    $293,289    $ (87,768)    $ (3,773)     $  4,014        $ 244,635

Net Income                                                        37,888                                                   37,888
Change in Net Unrealized (Loss) on
   Securities Available for Sale                                                                         (10,350)         (10,350)
                                                                --------                                --------        ---------

Total Comprehensive Income                                        37,888                                 (10,350)          27,538

Purchases of Treasury Stock                                                   (27,331)                                    (27,331)
Principal Payment by ESOP                                                                    3,773                          3,773
Cash Dividends Declared ($0.44 Per
  Share)                                                          (8,159)                                                  (8,159)
Issuance of Shares for Acquisition                     1,757                    5,801                                       7,558
Capital Effect of Employee Benefit
  Plans                                       76       1,738          18        6,466                                       8,298
                                        --------    ---------   --------    ---------     --------      --------        ---------

BALANCE, JUNE 30, 1999                  $ 20,047    $ 22,397    $323,036    $(102,832)    $      -      $ (6,336)       $ 256,312
                                        ========    =========   ========    =========     ========      ========        =========



                                                                                                       Accumulated
                                                                                                         Other            Total
                                          Common     Capital    Retained    Treasury       Loan to    Comprehensive   Stockholders'
                                          Stock      Surplus    Earnings      Stock         ESOP         Income           Equity
                                          -----      -------    --------      -----         ----         ------           ------
BALANCE, JANUARY 1, 1998                $ 19,895    $ 12,325    $244,980    $ (42,627)    $ (7,254)     $  3,827        $ 231,146

Net Income                                                        29,988                                                   29,988
Change in Net Unrealized (Loss) on
  Securities Available for Sale                                                                              (70)             (70)
                                                                --------                                --------        ---------

Total Comprehensive Income                                        29,988                                     (70)          29,918

Purchases of Treasury Stock                                                   (28,210)                                    (28,210)
Principal Payment by ESOP                                                                    3,481                          3,481
Cash Dividends Declared ($0.36 Per
  Share)                                                          (6,772)                                                  (6,772)
Issuance of Shares for Acquisition                                                                                              -
Capital Effect of Employee Benefit
  Plans                                       37       1,230          55        3,644                                       4,966
                                        --------    --------    --------    ---------     --------      --------        ---------

BALANCE, JUNE 30, 1998                  $ 19,932    $ 13,555    $268,251    $ (67,193)    $ (3,773)     $  3,757        $ 234,529
                                        ========    ========    ========    =========     ========      ========        =========

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)


                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                 -----------------------------
                                                                    1999                1998
                                                                    ----                ----
Net Cash Provided by Operating Activities                        $  38,713           $  48,349
                                                                 ---------           ---------

Cash Flows From Investing Activities:
Interest Earning Securities:
      Purchases                                                   (286,698)           (169,534)
      Sales                                                         10,019               1,315
      Maturities, Calls and Mandatory Redemptions                  600,602             437,814
Net Change in Loans                                               (286,224)            (93,832)
Other, Net                                                          (7,538)            (10,985)
                                                                 ---------           ---------

Net Cash Provided by (Used in) Investing Activities                 30,161             164,778
                                                                 ---------           ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                         44,234             (45,610)
Net Change in Interest Bearing Deposits                             53,001             (85,257)
Net Change in Short-Term Credit Facilities                          11,444             (16,787)
Repayments of Long-Term Debt                                        (4,773)             (4,481)
Purchases of Treasury Stock                                        (27,331)            (28,210)
Other, Net                                                          (5,365)             (5,303)
                                                                 ---------           ---------

Net Cash Provided by (Used in) Financing Activities                 71,210            (185,648)
                                                                 ---------           ---------

Net Change in Cash and Cash Equivalents                            140,084              27,479
Cash and Cash Equivalents at January 1                             108,346              74,887
                                                                 ---------           ---------

Cash and Cash Equivalents at June 30                             $ 248,430           $ 102,366
                                                                 =========           =========

Income Taxes Paid                                                $  22,095           $  21,144
Interest Expense Paid                                               60,625              59,713

Noncash Item:

Issuance of stock for employee benefit plans                     $   8,763           $   4,733

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

         The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to the allowance for credit losses, retirement and postretirement benefits and deferred income taxes) as of the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, unless otherwise noted in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report), are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998 as well as the Form 10-Q for the first quarter of 1999.

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

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. The Corporation's use of derivatives to date has been limited to utilizing interest rate swaps as hedges to mitigate interest rate exposure associated with short-term floating interest-rate deposits. As such this use of interest rate swaps would be categorized as a cash flow hedge (as defined by FAS 133) and the effective portion of the gain or loss on the interest rate swaps would be recorded in comprehensive income. In June 1999, Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133" ("FAS 137") was issued. FAS 137 delayed the effective date of FAS 133 one year to fiscal years beginning after June 15, 2000. Management is evaluating the impact of adopting FAS 133 and does not believe that it will have a material impact on its financial condition or its results from operations.

3.       ACQUISITIONS

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

         On May 17, 1999, the Corporation announced that it had signed a definitive agreement to acquire NCT Holdings, Inc. the parent of North Carolina Trust Company, a non-deposit banking corporation headquartered in Greensboro, North Carolina. North Carolina Trust Company primarily engages in the business of investment management and fiduciary services and currently has approximately $2.5 billion in assets under management. The acquisition, which is subject to regulatory approval, is expected to close during the third quarter of 1999.

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         4. EARNINGS PER SHARE

         The calculations of Basic Earnings per Share and Diluted Earnings per Share for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 are reflected in the following table.

                                                                           Three Month Periods       Six Month Periods
                                                                             Ended June 30,            Ended June 30,
------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                             1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------------------
Net income for basic earnings per share                                   $19,541      $15,293      $37,888      $29,988
Dividend equivalents on stock based benefit plans (after-tax)                 218          177          394          322
                                                                          -------      -------      -------      -------
Net income for diluted earnings per share                                 $19,759      $15,470      $38,282      $30,310

Weighted average shares outstanding for basic earnings per share           18,528       18,806       18,546       18,882
Dilutive effect of stock based benefit plans                                2,656        2,369        2,551        2,269
                                                                          -------      -------      -------      -------
Total dilutive shares outstanding                                          21,184       21,175       21,097       21,151
                                                                          =======      =======      =======      =======

Basic earnings per share                                                  $  1.05      $  0.81      $  2.04      $  1.59
                                                                          =======      =======      =======      =======

Diluted earnings per share                                                $  0.93      $  0.73      $  1.81      $  1.43
                                                                          =======      =======      =======      =======

5.       NET INTEREST REVENUE
         The following is an analysis of the composition of net interest revenue:

                                                         Three Month Periods                        Six Month Periods
                                                            Ended June 30,                            Ended June 30,
                                              --------------------------------------    -----------------------------------------
                                                                            Increase                                     Increase
                                                                            --------                                     --------
(In Thousands)                                   1999           1998       (Decrease)        1999           1998        (Decrease)
--------------------------------------        ---------      ---------     ----------    ---------      ---------      -----------
Interest revenue:
   Loans                                      $  41,324      $  36,651          12.7%       80,875         72,037           12.3%
   Securities:
     Taxable                                     14,120         14,904          (5.3)       28,203         30,809           (8.5)
     Tax-exempt                                   1,146            937          22.3         2,243          1,814           23.6
   Short-term investments and deposits
       with banks                                 2,536          2,534           0.1         6,298          6,151            2.4
                                              ---------      ---------     ---------     ---------      ---------      ---------
Total interest revenue                           59,126         55,026           7.5       117,619        110,811            6.1
                                              ---------      ---------     ---------     ---------      ---------      ---------
Interest expense:
   Deposits                                      26,972         26,146           3.2        53,731         52,864            1.6
   Short and long-term credit facilities          3,162          4,029         (21.5)        5,976          7,592          (21.3)
                                              ---------      ---------     ---------     ---------      ---------      ---------
Total interest expense                           30,134         30,175          (0.1)       59,707         60,456           (1.2)
                                              ---------      ---------     ---------     ---------      ---------      ---------
Net interest income                              28,992         24,851          16.7        57,912         50,355           15.0
   Provision for credit losses                       --           (150)          N/M            --           (300)           N/M
   Securities gains, net                             16              3           N/M            17              3            N/M
                                              ---------      ---------     ---------     ---------      ---------      ---------
Net interest revenue                          $  29,008      $  24,704          17.4%    $  57,929      $  50,058           15.7%
                                              =========      =========     =========     =========      =========      =========

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       PLEDGED ASSETS

         Financial instruments carried at $228.5 million on June 30, 1999 and $230.3 million on December 31, 1998 were pledged to secure public deposits as collateral for borrowings, to qualify for fiduciary powers and for other permitted purposes.

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

9.       OPERATING SEGMENTS

         The Corporation has presented the financial disclosures on its operating segments in the "Businesses of U.S. Trust" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I
- Item 2 of this report).

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

- General economic or business conditions, or volatility in the equity, fixed income and real estate markets, may be unfavorable. Such economic environments could result in, among other things, a reduced demand for asset management or other financial services, or a decline in assets under management over a short or an extended time period. Fee revenues and net interest revenue could be negatively impacted by such events.

- Legislative changes, including but not limited to legislation related to income and estate tax matters, and regulatory changes in banking or other businesses that the Corporation engages in, may adversely affect its financial condition.

- Technological changes, including changes required to address "Year 2000" data systems issues, may be more difficult or expensive to implement than anticipated or year 2000 issues at other companies may adversely affect operations.

You should not place undue reliance on these foward-looking statements, which speak only as of the date of this document or the date of any document incorporated by reference.

CONSOLIDATED RESULTS OF OPERATIONS

         Net income for the second quarter of 1999 was $19.5 million, compared to $15.3 million earned in the second quarter of 1998. On a diluted basis, income per share was $0.93 in the second quarter of 1999, versus $0.73 in the second quarter of 1998. The Corporation's annualized return on average stockholders' equity was 30.5% for the second quarter of 1999, compared to 26.4% for the second quarter of 1998. For the six month period, the Corporation's annualized return on average stockholders' equity was 30.1% compared to 26.0% for the 1998 period.

FEE REVENUE

                                         Three Month Periods Ended                Six Month Periods Ended
                                   -------------------------------------    -------------------------------------
                                    June 30,      June 30,     Increase     June 30,      June 30,      Increase
(In Thousands)                       1999          1998       (Decrease)      1999          1998       (Decrease)
--------------------------           ----          ----       ----------      ----          ----       ----------
Personal wealth management         $ 81,512      $ 62,483        30.5 %     $160,229      $120,851        32.6 %
Institutional services               23,583        20,810          13.3       44,836        41,062           9.2
                                   --------      --------      --------     --------      --------      --------
               Fee revenue         $105,095      $ 83,293          26.2     $205,065      $161,913          26.7
                                   ========      ========      ========     ========      ========      ========

Market related fees                $ 86,998      $ 67,849        28.2 %      168,532       131,353        28.3 %
Transaction related fees             18,097        15,444          17.2       36,533        30,560          19.5
                                   --------      --------      --------     --------      --------      --------
               Fee revenue         $105,095      $ 83,293          26.2     $205,065      $161,913          26.7
                                   ========      ========      ========     ========      ========      ========

         Fee revenue for the second quarter of 1999 increased approximately $21.8 million to $105.1 million from $83.3 million in the second quarter of 1998. Market related fee revenue increased by $19.1 million to $87.0 million from $67.8 million in the second quarter of 1998. The increase in fee revenue during this period was attributable to strong new business, acquisitions and appreciation in the equity markets.

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

                                                                   June 30,          March 31,          June 30,
                                                                     1999              1999               1998
                                                                     ==========================================
Equity securities                                                     57 %              57 %               56 %
Fixed income securities                                               28                27                 30
Short-term money management, real estate and other                    15                16                 14
                                                                    -------------------------------------------
                                                                     100 %             100 %              100 %
                                                                    ===========================================

 The following table delineates assets under management and administration as of June 30, 1999, December 31, 1998 and June 30, 1998. This analysis is presented on a consolidated and segment basis. Unless otherwise noted, asset values are measured at their estimated fair value.

                                                                                          June vs.      June vs.
                                                                                           March         June
                                               June 30,      March 31,      June 30,     Increase      Increase
(In Billions)                                    1999          1999          1998       (Decrease)    (Decrease)
------------------------------------             ----          ----          ----       ----------    ----------
CONSOLIDATED ASSETS UNDER MANAGEMENT:
   Investment management                       $   65.1      $   66.1      $   54.2        (1.5)%        20.1%
   Special fiduciary                               13.0          13.4          14.0        (2.9)         (7.0)
                                               --------      --------      --------       -------       ------
Total assets under management                      78.1          79.5          68.2        (1.7)         14.6
                                               --------      --------      --------       -------       ------
Assets under administration:
   Personal custody and other                      22.4          20.3          22.4        10.4           0.1
   Corporate and municipal trusteeships
     and agency relationships, at par             315.5         310.6         279.7         1.6          12.8
                                               --------      --------      --------       -------       ------

Total assets under administration                 337.9         330.9         302.1         2.1          11.8
                                               --------      --------      --------       -------       ------
Total assets under management and
   administration                              $  416.0      $  410.4      $  370.3         1.4%         12.3%
                                               ========      ========      ========       =======       ======

SEGMENT ASSETS UNDER MANAGEMENT AND
  ADMINISTRATION:
Personal wealth management
     Assets under management                   $   53.1      $   54.0      $   42.4        (1.7)%        25.1%
     Assets under administration                   19.6          15.5          16.2        26.5          21.0
                                               --------      --------      --------       -------       ------
       Total                                       72.7          69.5          58.7         4.6          24.0
                                               --------      --------      --------       -------       ------
Institutional
     Assets under management                       25.0          25.5          25.7        (1.9)         (2.8)
     Assets under administration                  318.3         315.4         285.9         0.9          11.3
                                               --------      --------      --------       -------       ------
        Total                                     343.3         340.9         311.7         0.7          10.1
                                               --------      --------      --------       -------       ------
Total assets under management and
   administration                              $  416.0      $  410.4      $  370.3         1.4%         12.3%
                                               ========      ========      ========       =======       ======

         Investment management assets at June 30, 1999 were $65.1 billion compared to $61.3 billion at December 31, 1998, and $54.2 billion at June 30, 1998. On January 29, 1999, the Corporation acquired Radnor Capital Management, Inc., which managed approximately $727 million in assets (see Note 3 to Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report).

         As of June 30, 1999, U.S. Trust's Campbell, Cowperthwait Division had $3.1 billion of assets under management, compared with $2.9 billion as of June 30, 1998. As of March 31, 1999, the division had $5.9 billion of assets under management. Management believes that the reduction in assets under management was due to significant employee turnover in the division during the first quarter of 1999, which has now ended. The estimated annualized fee revenue related to assets withdrawn from U.S. Trust's Campbell, Cowperthwait Division is approximately three percent of the corporation's estimated 1999 total fee revenue.

         Approximately $8.2 billion of assets under management were invested in the Corporation's Excelsior Funds at June 30, 1999. At December 31, 1998 and June 30, 1998, total assets under management invested in the Excelsior Funds were $7.5 billion and $6.9 billion, respectively.

NET INTEREST REVENUE

         Net interest revenue is affected by changes in the absolute levels of interest rates and shifts in the term structure of interest rates, funding strategies, and the impact of changes in the credit quality of the loan portfolio. The net yield on interest earning assets for the quarter ended June 30, 1999 has increased moderately to 3.31% from 3.22% for the quarter ended June 30, 1998. Taxable equivalent net interest revenue for the second quarter of 1999 was $29.9 million an increase of $4.3 million from the comparable 1998 period. Average interest earning assets increased by 13.4% to approximately $3.6 billion as of June 30, 1999 compared to approximately $3.2 billion at June 30, 1998.

         The loan portfolio is the largest component of average total assets. Average loans for the second quarter of 1999 were $2.3 billion, a $401.8 million or 20.9% increase over average loans for the second quarter of 1998. The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. Approximately 73.7% and 72.1% of total loans are collateralized by residential real estate mortgages at June 30, 1999 and June 30, 1998, respectively.

                                                      Three Month Periods                          Six Month Periods
                                                         Ended June 30,                              Ended June 30,
                                      ---------------------------------------------     ------------------------------------------
(In Thousands)                            1999        Rate        1998        Rate        1999         Rate      1998        Rate
-----------------------------------       ----        ----        ----        ----        ----         ----      ----        ----
Interest Earning Securities           $ 1,281,922     5.84%    $1,259,040     6.07%     $1,333,865     5.79%   $1,309,429    6.14%
Loans                                   2,323,151     7.13%     1,925,155     7.64%      2,251,599     7.24%    1,887,432    7.70%
                                      -----------     -----    ----------     -----     ----------     -----   ----------    -----
     Total Interest Earning Assets    $ 3,605,073     6.67%    $3,184,195     7.02%     $3,585,464     6.70%   $3,196,861    7.06%
                                      ===========     =====    ==========     =====     ==========     =====   ==========    =====

Interest Bearing Deposits               2,668,442     4.05%     2,234,269     4.69%      2,661,348     4.07%    2,261,871    4.71%
Short-Term Credit Facilities              162,426     4.65%       200,568     5.30%        148,095     4.59%      182,916    5.27%
Long-Term Credit Facilities                63,000     8.09%        68,058     8.06%         63,867     8.07%       69,029    8.04%
                                      -----------     -----    ----------     -----     ----------     -----   ----------    -----
Total Interest Bearing Liabilities    $ 2,893,868     4.18%    $2,502,895     4.84%     $2,873,310     4.19%   $2,513,816    4.85%
                                      ===========     =====    ==========     =====     ==========     =====   ==========    =====
Net Free Funds*                           711,205                 681,300                  712,154                683,045
                                      -----------              ----------               ----------             ----------
Total Interest Bearing Liabilities
   And Net Free Funds                 $ 3,605,073              $3,184,195               $3,585,464             $3,196,861
                                      ===========              ==========               ==========             ==========
Net Yield                                             3.31                    3.22                     3.34                  3.25
                                                      =====                   =====                    =====                 =====
Interest Spread                                       2.49                    2.18                     2.51                  2.21
                                                      =====                   =====                    =====                 =====

* Net free funds in the table above includes average stockholders' equity of $256,930 and $232,392 at June 30, 1999 and June 30, 1998, respectively for the quarters then ended and $254,158 and $232,602, respectively for the six month periods then ended. Loans and Stockholders' Equity (included in Net Free Funds above) includes the Loan to ESOP which had an average balance of $3.8 million and $4.3 million for the quarter and six months ended June 30, 1998 respectively.

OPERATING EXPENSES
The following table provides details of operating expenses for the second quarters of 1999 and 1998.

                                                Three Month Periods Ended              Six Month Periods Ended
                                            -----------------------------------    -----------------------------------
                                             June 30,      June 30,   Increase     June 30,      June 30,    Increase
(In Thousands)                                 1999          1998    (Decrease)      1999          1998     (Decrease)
------------------------------------           ----          ----    ----------      ----          ----     ----------
Salaries and other employee benefits        $ 43,310      $ 36,327      19.2%      $ 83,951      $ 70,551      19.0%
Performance compensation                      14,672        11,465      28.0         31,180        22,087      41.2
Sales commissions and incentives               6,955         4,962      40.2         13,383         9,016      48.4
Occupancy                                      9,560         8,886       7.6         19,139        17,889       7.0
Other                                         27,306        21,287      28.3         52,717        43,268      21.8
                                            --------      --------      -----      --------      --------      -----
Total operating expenses                    $101,803      $ 82,927      22.8%      $200,370      $162,811      23.1%
                                            ========      ========      =====      ========      ========      =====

         Operating expenses increased by $18.9 million in the second quarter of 1999, compared to the second quarter of 1998. The Corporation's pre-tax margin was 24.1% for the second quarter of 1999 and 23.2% for the second quarter of 1998.

         Salaries and other employee benefits increased $7.0 million from the second quarter of 1998. The number of full-time equivalent employees increased 10.7% to 1,834 at June 30, 1999, compared to 1,656 at June 30, 1998. The increase in employees is attributable to acquisitions and internal growth required to meet an expanding customer base.

         Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other conditions or circumstances that warrant consideration. Performance compensation increased $3.2 million in the second quarter of 1999 reflecting the Corporation's strong financial performance and the increase in staffing levels.

         Sales commissions and incentives increased $2.0 million in the second quarter of 1999 compared to the second quarter of 1998. This increase reflects the Corporation's strong emphasis on sales. The Corporation makes a substantial commitment to sales, marketing and advertising. As of June 30, 1999, approximately 147 employees were devoted to these functions compared to 129 as of June 30, 1998. Direct expenses associated with these functions, including salary and employee benefits, performance compensation and sales commissions and incentives were $13.5 million for the second quarter of 1999, an increase of 34.2% from the $10.0 million incurred during the corresponding 1998 period. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $649,000 for the second quarter of 1999 and $577,000 for the second quarter of 1998.

         Other operating expenses increased $6.0 million in the second quarter of 1999 as compared to the second quarter of 1998. This increase reflects the impact of the Corporation's national expansion strategy as well as normal growth and also includes an expense of $2.4.million reflecting a change in the useful life of personal computers from four to three years.

         Other operating expenses includes an outsourcing agreement with The Chase Manhattan Bank ("Chase"). Pursuant to this agreement, Chase furnishes necessary securities processing, custodial, data processing and other operations support services to the Corporation. The initial term of this agreement expires on August 31, 2000. The Corporation has notified Chase that it is exercising its option to extend the term of the agreement for two additional years beyond August 31, 2000. During the initial five-year term of the agreement, the Corporation pays Chase an annual base fee of $10 million plus additional volume charges. The base fee for the two additional option years will increase by 10% of total charges (excluding certain items) incurred in the final year of the initial term of the agreement.

         Management is considering various possible alternatives for obtaining the services currently provided under the agreement after its expiration on August 31, 2002. These alternatives include seeking a further extension of the Chase agreement, obtaining the services from other third-party providers or providing all or a portion of such services itself. Although the costs of obtaining or providing such services are expected to increase from the current level, Management believes, at this time, that such an increase will not have a material adverse effect on the Corporation's results of operations.

         Other operating expenses also includes amortization of intangibles resulting from acquisitions. Amortization of intangibles was $1.5 million in the second quarter of 1999 and $0.9 million in the second quarter of 1998. For the six month period ended June 30, 1999, amortization of intangibles was $2.7 million versus $1.8 million for the comparable 1998 period. Amortization of intangibles does not require the use of cash and therefore, Management believes it may be distinguished from other operating expenses. The impact on net income after consideration of applicable income tax benefits of these non-cash charges was approximately $1.1 million in the second quarter of 1999 and $818,000 in the second quarter of 1998. Excluding the after-tax impact of amortization of intangible assets, diluted earnings per share would have been $0.98 and $0.77 for the three-month periods ended June 30, 1999 and 1998, respectively and $1.91 and $1.50 for the six month periods ended June 30, 1999 and 1998, respectively.

THE BUSINESSES OF U.S. TRUST - SEGMENT INFORMATION
The Corporation has two principal businesses: Personal Wealth Management Services and Institutional Services. Personal Wealth Management Services is further delineated into two components - New York Wealth Management Services ("New York") and National Wealth Management Services ("National").

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

          The cornerstone of the Corporation's services to the personal market in both its New York and National businesses is investment management. At June 30, 1999, personal assets under management were approximately $53.1 billion. A major strategy for the growth of the Corporation's Personal Wealth Management business has been national expansion. Personal Wealth Management clients usually prefer services to be delivered locally. The Corporation has established affiliates throughout the United States: California, Connecticut, Florida, New Jersey, Oregon, Pennsylvania, Texas and Washington D.C.

INSTITUTIONAL SERVICES
Institutional Services includes investment management, corporate trust, brokerage and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.

         The Corporation's institutional investment management business provides a wide range of investment options for its clients, including balanced and specialized domestic and international equity investment styles, structured investments, alternative investments, fixed-income vehicles and short-term cash management. At June 30, 1999, the Corporation managed approximately $25.0 billion for its institutional clients.

SEGMENT FINANCIAL RESULTS
The following analysis presents the Corporation's financial results for the three month and six month periods ended June 30, 1999 and 1998, on a segment basis. The Corporation's internal accounting policies credit or charge each segment with revenues and expenses as incurred and on a consistent basis. Presentation of financial information on a quarterly basis may and most likely will result in non-recurring transactions (either revenue or expense) being allocated to a segment which may result in short-term swings in a segment's profit contribution. Accordingly, while informative, quarterly segment disclosures may not be indicative of long-term performance and should not necessarily be used as long-term forecasting benchmarks.

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    Personal Wealth Management
      (Dollars In Thousands)              -----------------------------------------                            Total
                                          New York          National          Total       Institutional     Corporation
                                          --------          --------          -----       -------------     -----------
      THREE MONTHS ENDED
      ------------------
      June 30, 1999
      Fee revenue                         $ 54,761         $ 26,751         $ 81,512         $ 23,583         $105,095
      Allocated net interest
         Revenue                            20,343            6,106           26,449            2,559           29,008
                                          --------         --------         --------         --------         --------

      Total revenue                         75,104           32,857          107,961           26,142          134,103
      Operating expense                     53,926           29,631           83,557           18,246          101,803
                                          --------         --------         --------         --------         --------

      Income before taxes                 $ 21,178         $  3,226         $ 24,404         $  7,896         $ 32,300
                                          ========         ========         ========         ========         ========

      Profit margin                           28.2%             9.8%            22.6%            30.2%            24.1%

      Percentage of income
      before taxes                            65.6%            10.0%            75.6%            24.4%

      Assets Managed (1)                  $ 36,029         $ 17,065         $ 53,094         $ 25,018         $ 78,112

      Assets Administered (1)             $ 16,495         $  3,118         $ 19,613         $318,253         $337,866

      THREE MONTHS ENDED
      ------------------
      June 30, 1998
      Fee revenue                         $ 46,060         $ 16,423         $ 62,483         $ 20,810         $ 83,293
      Allocated net interest
         Revenue                            16,946            5,273           22,219            2,485           24,704
                                          --------         --------         --------         --------         --------

      Total revenue                         63,006           21,696           84,702           23,295          107,997
      Operating expense                     45,200           19,694           64,894           18,033           82,927
                                          --------         --------         --------         --------         --------

      Income before taxes                 $ 17,806         $  2,002         $ 19,808         $  5,262         $ 25,070
                                          ========         ========         ========         ========         ========

      Profit margin                           28.3%             9.2%            23.4%            22.6%            23.2%

      Percentage of income
         before taxes                         71.0%             8.0%            79.0%            21.0%

      Assets Managed (1)                  $ 30,666         $ 11,775         $ 42,441         $ 25,741         $ 68,182

      Assets Administered (1)             $ 13,544         $  2,668         $ 16,212         $285,917         $302,129


      (1) $ in millions

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                    Personal Wealth Management
      (Dollars In Thousands)               ----------------------------------------                             Total
                                           New York         National          Total        Institutional     Corporation
                                           --------         --------          -----        -------------     -----------
      SIX MONTHS ENDED
      ----------------
      June 30, 1999
      Fee revenue                          $108,467         $ 51,762         $160,229         $ 44,836         $205,065
      Allocated net interest
         Revenue                             40,678           11,868           52,546            5,383           57,929
                                           --------         --------         --------         --------         --------

       Total revenue                        149,145           63,630          212,775           50,219          262,994
      Operating expense                     109,377           55,333          164,710           35,660          200,370
                                           --------         --------         --------         --------         --------

       Income before taxes                 $ 39,768         $  8,297         $ 48,065         $ 14,559         $ 62,624
                                           ========         ========         ========         ========         ========

      Profit margin                            26.7%            13.0%            22.6%            29.0%            23.8%

      Percentage of income
      before taxes                             63.5%            13.2%            76.8%            23.2%


      SIX MONTHS ENDED
      ----------------
      June 30, 1998
       Fee revenue                         $ 89,404         $ 31,447         $120,851         $ 41,062         $161,913
      Allocated net interest
         Revenue                             34,459           10,450           44,909            5,149           50,058
                                           --------         --------         --------         --------         --------

       Total revenue                        123,863           41,897          165,760           46,211          211,971
      Operating expense                      89,552           37,409          126,961           35,850          162,811
                                           --------         --------         --------         --------         --------

       Income before taxes                 $ 34,311         $  4,488         $ 38,799         $ 10,361         $ 49,160
                                           ========         ========         ========         ========         ========

      Profit margin                            27.7%            10.7%            23.4%            22.4%            23.2%

      Percentage of income
         before taxes                          69.8%             9.1%            78.9%            21.1%

         Fee revenue for the Personal Wealth Management segment increased 30.5% from the second quarter of 1998. Fee revenue for the New York component of the Personal Wealth Management segment grew 18.9% from the second quarter of 1998 whereas the National component's fee revenue growth rate was 62.9%. Fee revenue growth is attributable to new business, the overall strength in the financial markets and acquisitions.

         Allocated net interest revenue attributable to the Personal Wealth Management segment increased 19.0% from the second quarter of 1998. New York and National's growth rates were 20.0% and 15.8%, respectively. The increase in allocated net interest revenue is principally attributable to the growth in private banking activities in this segment.

         The Personal Wealth Management Segment's profit margin decreased modestly to 22.6% in the second quarter of 1999 from 23.4% in the second quarter of 1998. New York's profit margin was 28.2% in the second quarter of 1999, and

28.3% in the second quarter of 1998. National's profit margin was 9.8% and 9.2% for the three-month periods ended June 30, 1999 and June 30, 1998, respectively.

         Institutional's fee revenue has grown by 13.3% from the second quarter of 1998. Institutional's allocated net interest revenue has remained relatively flat from June 30, 1998. Institutional receives interest revenue credit principally from the customer deposits generated from its corporate trust activities. Institutional's profit margin has increased from 22.6% in the second quarter of 1998 to 30.2% in the second quarter of 1999. Institutional's assets under management at June 30, 1999 are $0.7 billion less than the comparable amount at June 30, 1998. The decline is primarily attributable to the institutional assets withdrawn from the Campbell Cowperthwait division.

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

         As of June 30, 1999, all mission critical systems of the Corporation, i.e., Asset Management, Banking and Corporate Trust were in full production. The Corporation will run all of its corrected systems in a production environment during the balance of 1999. Where appropriate, point-to-point street-wide testing for connectivity and data exchange with regulatory and depository agencies will also take place in 1999.

         In addition, the Corporation has business relationships with vendors and suppliers. The Corporation has contacted these entities to determine the status of their Year 2000 efforts and to track the renovation and readiness of their systems for the Year 2000. Where appropriate, testing will be conducted between the

Corporation and these vendors. In the event that the product or service provided by the vendor is not Year 2000 ready, alternative providers will be employed. A final follow-up regarding these entities' Year 2000 readiness is currently in process with completion scheduled by the end of the third quarter of 1999.

         As a result of its Plan, the Corporation expects to have dealt with Year 2000 issues well in advance of the event.

YEAR 2000 ISSUES - THE COST

The Corporation has estimated the total cost of remediating its Year 2000 issues will range from approximately $4 million to $5 million. These costs include the costs of remediation, testing, third party assessment, and contingency planning. To date the Corporation has spent approximately $3.8 million. This amount does not include the cost associated with substantial managerial time that senior officers and employees have dedicated on Year 2000 issues. Since the Service Providers are responsible for and bear the cost of effecting all necessary changes to the Corporation's most significant data processing systems, most of the Corporation's costs were on testing. The Corporation expects remaining costs in 1999 to not exceed $1.0 million most of which will be incurred on infrastructure/equipment upgrades. While the Corporation has deferred certain other projects as a result of efforts regarding Year 2000, we believe that these deferrals will have no material impact on our operating results.

YEAR 2000 ISSUES - CONTINGENCY PLAN

         The Corporation has developed a contingency plan to deal with Year 2000 issues, including (1) identifying likely contingencies; (2) developing procedures to be followed in the event of each contingency; and (3) identifying personnel responsible for each of the Corporation's businesses that may be involved in any actual contingency. In the event of an operational disruption, the Corporation has in place contingency plans for its mission critical functions. Key area and command recovery personnel within each business sector will have been identified and trained to initiate the necessary action steps in maintaining overall control and business continuity. The Corporation's plan has been completed, and approved by it's Board of Directors. In addition, the plan has been reviewed by the Corporation's internal audit department.

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

MARKET RISK AND SENSITIVITY ANALYSIS

         The objective of risk assessment and asset and liability management is to maximize net interest revenue while maintaining acceptable levels of interest rate sensitivity, high asset quality and adequate liquidity.

         The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation's principal risk is interest rate related. Interest rate risk results from differences in the maturity and/or repricing of the Corporation's interest earning assets (which consist primarily of mortgage loans, mortgage backed securities and other fixed rate investments) and its interest bearing liabilities, (predominately floating rate deposits). The Corporation uses interest rate swaps ("Swaps") as hedging vehicles to mitigate interest rate exposure associated with short-term floating interest-rate deposits.

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

         The Corporation's simulation model facilitates the evaluation of a potential range of net interest revenue, under various interest rate scenarios. The simulation model as of June 30, 1999 projects a decrease in net interest revenue of $1.0 million to $2.0 million over the following three month period for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates immediately decreased by 50 to 100 basis points, the simulation model projects a $0.9 to $1.9 million increase in net interest revenue. As of June 30, 1998 the simulation model projected a decrease in net interest revenue of $0.6 million to $1.2 million over the following three months for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates had immediately decreased by 50 to 100 basis points as of June 30, 1998, the simulation model projected a $0.6 million to $1.2 million increase in net interest revenue for the subsequent three month period.

         Each of these simulations assumes that the asset and liability structure of the balance sheet would not be changed as a result of the simulated changes in interest rates. As the Corporation actively manages its balance sheet and interest rate exposure, in all likelihood, the Corporation would take steps to ameliorate any additional interest rate exposure that would result from the simulated changes in the interest rate environment.

The following table provides details, as of June 30, 1999, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                                           Maturing
                                                    -----------------------------------------------------------
                                                    Within 1                1 to 5
(Dollars in Thousands)                                Year                   Years                       Total
-------------------------                             ----                   -----                       -----
Fixed pay swaps                                     $150,000              $ 595,000                   $ 745,000
Average rate paid                                      6.89%                  6.11%                       6.27%
Average rate received (1)                              5.09%                  5.10%                       5.10%

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended June 30, 1999 and 1998, are detailed in the following table.

                                                         Three Month Periods                      Six Month Periods
                                                             Ended June 30,                          Ended June 30,
                                                      --------------------------              --------------------------
(Dollars In Thousands)                                   1999             1998                  1999              1998
----------------------                                   ----             ----                  ----              ----
Net Interest revenue:
   As reported                                        $ 29,008          $ 24,704              $ 57,929          $ 50,058
   Excluding hedging activities                       $ 31,252          $ 26,087              $ 62,135          $ 52,662

Net yield on interest earning assets:
   As reported                                            3.31%             3.22%                 3.34%             3.25%
   Excluding hedging activities                           3.58%             3.40%                 3.60%             3.43%

The difference between results "As reported" and "Excluding hedging activities" in each period reflects the cost of using swaps to hedge interest rate risk.

CAPITAL AND LIQUIDITY MANAGEMENT

                                                                                              Minimum
                                                                                              Federal                Well
                                                                                              Reserve             Capitalized
                                  Actual as of                  Actual as of                 Ratio For           Under Prompt
                                 June 30, 1999                 June 30, 1998                  Capital             Corrective
(Dollars In Thousands)          Amount     Rate               Amount     Rate                Adequacy               Action
----------------------          ------     ----               ------     ----                --------               ------
Tier 1 Capital:
   Corporation                $ 253,560    12.1%            $ 256,902    14.0%                 4.0%                  6.0%
   Trust Company                170,429     9.7%              153,123     9.9%                 4.0%                  6.0%

Total Capital:
   Corporation                  273,271    13.0%              275,939    15.1%                 8.0%                  10.0%
   Trust Company                187,915    10.7%              169,831    11.0%                 8.0%                  10.0%

Tier 1 Leverage:
   Corporation                  253,560     6.3%              256,902     7.2%               3.0-5.0%              3.0-5.0%
   Trust Company                170,429     5.4%              153,123     5.4%               3.0-5.0%                5.0%

         Regulatory capital amounts and ratios for the Parent and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of June 30, 1999 and 1998 are set forth in the above table. Minimum ratio requirements and ratios required to be considered "well capitalized" by the Board of Governors of the Federal Reserve Board are also presented.

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

         At the January 26, 1999, Parent's Board of Directors (the "Board") meeting, the Board authorized the repurchase of an additional two million shares of the Parent's common stock. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. During the second quarter of 1999, 189,200 shares were repurchased at a weighted average purchase price of $89.29 per share. As of June 30, 1999, the Parent could repurchase an additional 1,863,125 common shares. On January 26, 1999, the Parent announced a 22% increase in its regular quarterly common stock dividend, indicating an annual dividend of $0.88 per share. Actual dividends declared are subject to approval by the Board and regulatory capital limitations.

         The Parent's sources of liquidity are derived primarily from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. As of June 30, 1999, the subsidiaries have the ability to pay dividends of approximately $64.2 million without prior approval of the regulatory authorities.

         Also the Corporation has a $50.0 million committed credit facility based on LIBOR or Prime maturing on March 31, 2002. At March 31, 1999 $12.5 million was outstanding under this facility. The Corporation has a second $30.0 million committed credit facility based on LIBOR or Prime maturing on March 31, 2002 under which $10.0 million was outstanding at June 30, 1999.

         The Parent is authorized to issue up to 5 million, $1.00 par value, preferred shares. As of June 30, 1999, no preferred shares have been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, the banking subsidiaries have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $428.1 million. As of June 30, 1999, the amount under these credit facilities was $13.0 million.

         The subsidiaries also generate liquidity from the types of financial instruments that they carry as investment securities. As of June 30, 1999 approximately $828.5 million or 81.3% of the investment securities portfolio is comprised of U.S. Treasury or federal agency obligations. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At June 30, 1999, securities sold under agreements to repurchase aggregated $152.4 million. The subsidiaries may also pledge these securities to secure public deposits, to qualify for fiduciary powers and to use as collateral for FHLB and other borrowings. Pledged assets at June 30, 1999 totaled $228.5 million. The Corporation's assets are principally liquid and low risk. Approximately 35% of total assets for the second quarter of 1999 consist of short-term financial instruments and readily marketable securities.

Interest Earning Securities

         Included in interest earning securities are $155.0 million and $204.0 million of interest bearing deposits with banks, and 1.018 billion and $1.058 billion of securities available for sale at June 30, 1999 and December 31, 1998, respectively. At December 31, 1998, Interest Earning Securities included $255.0 million of federal funds sold and securities purchased under agreements to resell.

         The Corporation maintains a high quality securities portfolio with approximately 81.3% comprised of U.S. Treasury obligations, obligations of the Government National Mortgage Association ("GNMAs") and other federal agency obligations as of June 30, 1999. The remaining portfolio is comprised of variable rate collateralized mortgage obligations ("CMOs") and obligations of states and municipalities. CMOs principally are collateralized by GNMAs.

         The fair value of securities was $10.6 million less than their amortized cost at June 30, 1999 but $7.2 million more than their amortized cost at December 31,

1998. The Corporation classified all of its securities portfolio as "available for sale". While the Corporation does not trade its securities portfolio, it needs to have the ability to sell securities as required to meet its asset/liability objectives.

QUALITY OF LENDING ACTIVITIES
         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At June 30, 1999, the loan portfolio totaled $2.5 billion of which approximately 74.0% were collateralized by residential real estate mortgages.

An analysis of allowance for credit losses follows:

                                             Three Month Periods               Six Month Periods
                                                Ended June 30,                  Ended June 30,
                                           ------------------------        -------------------------
(Dollars In Thousands)                       1999            1998            1999             1998
-----------------------------                ----            ----            ----             ----
Balance, Beginning of Period               $ 19,329        $ 18,713        $ 19,414         $ 18,294
Provision for Credit Losses                      --             150              --              300
Recoveries                                      382             174             547              464
Charge-offs                                      --              --            (250)             (21)
                                           --------        --------        --------         --------
Net (Charge-Offs) Recoveries                    382             174             297              443
                                           --------        --------        --------         --------

Balance, End of Period                     $ 19,711        $ 19,037        $ 19,711         $ 19,037
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

         As a percentage of average loans, annualized net loan recoveries were seven basis points for the second quarter of 1999, compared to annualized net loan recoveries of four basis points for the second quarter of 1998. The allowance for credit losses at June 30, 1999, was 0.85% of average loans for the quarter. This compares with 0.99% of average loans for the quarter ended June 30, 1998. Given the current market environment, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:

                               June 30,         March 31,       Dec. 31,        Sept.30,           June 30,
                                1999              1999            1998            1998               1998
                               ----------------------------------------------------------------------------
(In Thousands)
Non-accrual loans              $ 637             $ 583          $ 6,203          $ 7,616           $ 8,172
Real estate owned, net             -                 -              534              534                 -
                               ----------------------------------------------------------------------------

Total Nonperforming            $ 637             $ 583          $ 6,737          $ 8,150           $ 8,172
                               ============================================================================

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of the Parent was held April 27, 1999.

         (b) Not required.

         (c) (i) Election of six directors to hold office for a three year term expiring in 2002, Mr. Denham for a two year term expiring in 2001 and Mr. Pforzheimer for a one year term expiring in 2000 and, in each case, until their successors have been elected and qualified.

Eleanor Baum                                        Carl H. Pforzheimer III
For                            16,489,351           For                            16,528,200
Withhold Authority             154,313              Withhold Authority             115,464

Philippe De Montebello                              John H. Stookey
For                            16,534,373           For                            16,530,199
Withhold Authority             109,291              Withhold Authority             113,465

Robert E. Denham                                    Frederick B. Taylor
For                            16,529,145           For                            16,486,400
Withhold Authority             114,519              Withhold Authority             157,264

Peter L. Malkin                                     Robert N. Wilson
For                            16,115,351           For                            16,534,838
Withhold Authority             528,313              Withhold Authority             108,826

            (ii) Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors for the Corporation and its consolidated subsidiaries for the year 1999.

                  For                       16,528,941
                  Against                   76,486
                  Abstain                   38,237

            (iii) Approval of Amendment to the Parent's Certificate of
                  Incorporation to Increase the number of authorized Common Shares from 40 million to 70 million.

                  For                       15,938,607
                  Against                   614,411
                  Abstain                   90,646

            (iv) Approval of Employee Stock Purchase Plan.

                  For                       16,434,556
                  Against                   140,731
                  Abstain                   68,377

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS:

3.1      Certificate of Incorporation dated June 2, 1999.

3.2      Restated By-Laws of the Corporation dated April 27, 1999.

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





                                                         U. S. Trust Corporation
                                                         -----------------------
                                                                    (Registrant)





Date:  August 13, 1999                        By: /s/       Richard E. Brinkmann
       ---------------                           -------------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                  (Principal Accounting Officer)
                                                  ------------------------------