Form 10-Q
period 1999-09-30
U S TRUST CORP /NY
filed 1999-11-12
CIK 936301

================================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1999

                         Commission file number: 1-14933

                             U.S. TRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     New York                                  13-3818952
         -------------------------------                  -------------------
         (State or other jurisdiction of                  (I. R. S. Employer
          incorporation or organization)                   Identification No.)

 114 West 47th Street, New York, New York                       10036-1532
-------------------------------------------                   -------------
   (Address of principal executive offices)                    (Zip Code)

                                 (212) 852-1000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      18,665,033 shares, Common Stock, $1 par value, as of October 29, 1999
================================================================================

                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                                                        Page
                                                                                        ----

Condensed Consolidated Statement of Income:
   For the Three Months Ended September 30, 1999 and 1998                                 3
   For the Nine Months Ended September 30, 1999 and 1998                                  4

Condensed Consolidated Statement of Condition as of September 30, 1999
   and December 31, 1998                                                                  5

Condensed Consolidated Statement of Changes in Stockholders' Equity
   for the Nine Months Ended September 30, 1999 and 1998                                  6

Condensed Consolidated Statement of Cash Flows for the Nine Months
   Ended September 30, 1999 and 1998                                                      7

Notes to the Condensed Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
   And Results of Operations                                                         12 - 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   23 - 24


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                28


SIGNATURE                                                                                29

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------
                                                                     INCREASE (DECREASE)
                                                                    -------------------


                                        1999         1998            $          %
                                    ------------  ------------  -----------  -------


Fee Revenue                         $   103,478   $    88,892   $   14,586     16.4 %
Net Interest Revenue *                   28,557        24,690        3,867     15.7
                                    ------------  ------------  -----------  -------

TOTAL REVENUE                           132,035       113,582       18,453     16.2
                                    ------------  ------------  -----------  -------

OPERATING EXPENSES
Salaries                                 36,175        30,402        5,773     19.0
Performance Compensation                 12,448        11,121        1,327     11.9
Sales Commissions and Incentives          7,585         4,807        2,778     57.8
Other Employee Benefits                   9,241         7,830        1,411     18.0
                                    ------------  ------------  -----------  -------

Total Salaries, Performance
   Compensation and Other Benefits       65,449        54,160       11,289     20.8
Net Occupancy                             9,992         9,536          456      4.8
Other                                    24,580        23,849          731      3.1
                                    ------------  ------------  -----------  -------

TOTAL OPERATING EXPENSES                100,021        87,545       12,476     14.3
                                    ------------  ------------  -----------  -------

Income Before Income Tax Expense         32,014        26,037        5,977     23.0
Income Tax Expense                       12,485        10,155        2,330     22.9
                                    ------------  ------------  -----------  -------

NET INCOME                          $    19,529   $    15,882   $    3,647     23.0 %
                                    ============  ============  ===========  =======

BASIC EARNINGS PER SHARE            $      1.05   $      0.85   $     0.20     23.5 %
                                    ============  ============  ===========  =======

DILUTED EARNINGS PER SHARE          $      0.93   $      0.76   $     0.17     22.4 %
                                    ============  ============  ===========  =======



The accompanying notes are an integral part of these financial statements.

*Net Interest Revenue consists of interest income, net securities gains (losses) less interest expense and the provision for credit losses. There was no provision for credit losses for the three month period ended September 30, 1999. The provision for credit losses was $150,000 for the three month period ended September 30, 1998

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------
                                                                     INCREASE (DECREASE)
                                                                    -------------------
                                        1999         1998            $          %
                                    ------------  ------------  -----------  -------

Fee Revenue                         $   308,543   $   250,805   $   57,738     23.0 %
Net Interest Revenue *                   86,486        74,748       11,738     15.7
                                    ------------  ------------  -----------  -------
TOTAL REVENUE                           395,029       325,553       69,476     21.3
                                    ------------  ------------  -----------  -------
OPERATING EXPENSES
Salaries                                103,529        86,184       17,345     20.1
Performance Compensation                 43,628        33,208       10,420     31.4
Sales Commissions and Incentives         20,968        13,823        7,145     51.7
Other Employee Benefits                  25,838        22,599        3,239     14.3
                                    ------------  ------------  -----------  -------
Total Salaries, Performance
   Compensation and Other Benefits      193,963       155,814       38,149     24.5
Net Occupancy                            29,131        27,425        1,706      6.2
Other                                    77,297        67,117       10,180     15.2
                                    ------------  ------------  -----------  -------

TOTAL OPERATING EXPENSES                300,391       250,356       50,035     20.0
                                    ------------  ------------  -----------  -------
Income Before Income Tax Expense         94,638        75,197       19,441     25.9
Income Tax Expense                       37,221        29,327        7,894     26.9
                                    ------------  ------------  -----------  -------

NET INCOME                          $    57,417   $    45,870   $   11,547     25.2 %
                                    ============  ============  ===========  =======
BASIC EARNINGS PER SHARE            $      3.10   $      2.44   $     0.66     27.0 %
                                    ============  ============  ===========  =======
DILUTED EARNINGS PER SHARE          $      2.75   $      2.19   $     0.56     25.6 %
                                    ============  ============  ===========  =======


The accompanying notes are an integral part of these financial statements.

* Net Interest Revenue consists of interest income, net securities gains (losses) less interest expense and the provision for credit losses. There was no provision for credit losses for the nine month period ended September 30, 1999. The provision for credit losses was $450,000 for the nine month period ended September 30, 1998.

                             U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                   SEPTEMBER 30,                DECEMBER 31,
ASSETS                                                 1999                        1998
                                                  --------------             ---------------
Cash and Due from Banks                           $     209,739              $      108,346
Interest Earning Securities                           1,183,662                   1,517,351
Loans, Net of Allowance for Credit Losses
      ($20,014 in 1999 and $19,414 in 1998)           2,569,282                   2,171,393
Other Assets                                            413,995                     345,772
                                                  --------------             ---------------

Total Assets                                      $   4,376,678              $    4,142,862
                                                  =============              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                    $   3,646,105              $    3,414,791
Short and Long-Term Credit Facilities                   144,469                     208,698
Other Liabilities                                       284,652                     274,738
                                                  --------------             ---------------

Total Liabilities                                     4,075,226                   3,898,227
                                                  --------------             ---------------


Stockholders' Equity                                    301,452                     244,635
                                                  --------------             ---------------

Total Liabilities and Stockholders' Equity        $   4,376,678              $    4,142,862
                                                  ==============             ===============


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                          ACCUMULATED
                                                                                                             OTHER        TOTAL
                                              COMMON     CAPITAL    RETAINED      TREASURY     LOAN TO   COMPREHENSIVE STOCKHOLDERS'
                                              STOCK      SURPLUS    EARNINGS       STOCK        ESOP     INCOME/(LOSS)   EQUITY
                                           ---------    ---------  ----------    ----------    ---------  ------------  ---------
Balance, January 1, 1999                   $  19,971   $  18,902   $  293,289   $  (87,768)   $  (3,773)   $  4,014     $ 244,635

Net Income                                                             57,417                                              57,417
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                       (11,375)      (11,375)
                                                                   ----------                            ----------     ---------
Total Comprehensive Income                                             57,417                               (11,375)       46,042


Purchases of Treasury Stock                                                         (35,397)                              (35,397)
Principal Payment by ESOP                                                                         3,773                     3,773
Cash Dividends Declared ($0.66 Per Share                              (12,179)                                            (12,179)
Issuance of Shares for Acquisitions                       12,564                     32,181                                44,745
Capital Effect of Employee Benefit Plans          89       3,260           18         6,466                                 9,833

                                           ---------   ---------   ----------   -----------   ---------    --------     ---------
Balance, September 30, 1999                $  20,060   $  34,726   $  338,545   $   (84,518)  $       -    $ (7,361)    $ 301,452
                                           =========   =========   ==========   ===========   =========    ========     =========


                                                                                                         ACCUMULATED
                                                                                                             OTHER         TOTAL
                                             COMMON      CAPITAL     RETAINED     TREASURY      LOAN TO  COMPREHENSIVE STOCKHOLDERS'
                                             STOCK       SURPLUS     EARNINGS      STOCK         ESOP        INCOME        EQUITY
                                           --------  -----------    ---------    ----------   ----------  ------------   -----------
Balance, January 1, 1998                   $  19,895   $  12,325   $  244,980    $  (42,627)  $  (7,254)   $  3,827     $ 231,146

Net Income                                                             45,870
Net Unrealized Gain on Securities                                                                                          45,870
   Available for Sale                                                                                         2,164
                                                                   ----------                              --------         2,164
Total Comprehensive Income                                             45,870                                 2,164     ---------
                                                                                                                           48,034
Purchases of Treasury Stock                                                         (42,648)                              (42,648)
Principal Payment by ESOP                                                                         3,481                     3,481
Cash Dividends Declared ($0.54 Per Share)                             (10,114)                                            (10,114)
Issuance of Shares for Acquisitions                        2,453                      6,503                                 8,956
Capital Effect of Employee Benefit Plans          52       2,321           75         3,644                                 6,092
                                           ---------   ----------- ----------    ----------   ---------  ----------         -----

Balance, September 30, 1998                $  19,947   $  17,099   $  280,811    $  (75,128)  $  (3,773)   $  5,991     $ 244,947
                                           =========   =========== ==========    ==========   =========  ==========     =========


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                    -------------------------------------
                                                        1999                     1998
                                                    -------------          --------------

Net Cash Provided by Operating Activities           $     80,307           $      61,152
                                                    -------------          --------------
Cash Flows From Investing Activities:
Interest Earning Securities:
      Purchases                                         (337,684)               (237,865)
      Sales                                               10,019                   1,315
      Maturities, Calls and Mandatory Redemptions        638,281                 629,488
Net Increase in Loans                                   (398,526)               (147,822)
Other, Net                                               (13,657)                (29,632)
                                                    -------------          --------------
Net Cash Provided by (Used in) Investing Activities     (101,567)                215,484
                                                    -------------          --------------
Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits               19,746                 (53,813)
Net Change in Interest Bearing Deposits                  211,568                 144,872
Net Change in Short and Long -Term Credit Facilities     (64,229)                (48,030)
Purchases of Treasury Stock                              (35,397)                (42,648)
Other, Net                                                (9,035)                 (8,219)
                                                    -------------          --------------
Net Cash Provided by (Used in) Financing Activities      122,653                  (7,838)
                                                    -------------          --------------

Net Change in Cash and Cash Equivalents                  101,393                 268,798
Cash and Cash Equivalents at January 1                   108,346                  74,887
                                                    -------------          --------------

Cash and Cash Equivalents at September 30           $    209,739           $     343,685
                                                    =============          ==============

-----------------------------------------------------------------------------------------

Income Taxes Paid                                   $     32,257           $      32,478
Interest Expense Paid                               $     93,588           $      91,358

Noncash Items:
Issuance of stock for acquisitions                  $     44,745           $       8,955
Issuance of stock for employee benefit plans        $      9,147           $       5,183



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

         In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. Such adjustments, unless otherwise noted in these Notes to the Condensed Consolidated Financial Statements and/or Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report), are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998 as well as the Form 10-Q for the first two quarters of 1999.

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

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. The Corporation's use of derivatives to date has been limited to utilizing interest rate swaps as hedges to mitigate interest rate exposure associated with short-term floating interest-rate deposits. As such this use of interest rate swaps would be categorized as a cash flow hedge under FAS 133 and the effective portion of the gain or loss on the interest rate swaps would be recorded in comprehensive income. In June 1999, Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133" ("FAS 137") was issued. FAS 137 delayed the effective date of FAS 133 one year to fiscal years beginning after June 15, 2000. Management is evaluating the impact of adopting FAS 133 and does not believe that it will have a material impact on its financial condition or its results from operations.

3.       ACQUISITIONS

         On August 31, 1999, the Corporation acquired NCT Holdings, Inc. the parent of North Carolina Trust Company, a non-deposit banking corporation headquartered in Greensboro, North Carolina. North Carolina Trust Company primarily engages in the business of investment management and fiduciary services and has approximately $2.1 billion in assets under management. Under the terms of the acquisition, the Corporation made a $41.5 million initial payment comprised of both cash and common stock of the Corporation (411,773 shares) and may make additional payments based upon business retention and other considerations.

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

         These acquisitions were accounted for using the purchase method of accounting and did not have a material effect on the Corporation's financial statements.

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       EARNINGS PER SHARE

         The calculations of basic earnings per share and diluted earnings per share for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998 are reflected in the following table.


                                                                      Three Month Periods             Nine Month Periods
                                                                      Ended September 30,            Ended September 30,
-------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                       1999            1998           1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Net income for basic earnings per share                               $19,529          $15,882       $57,417        $45,870
Dividend equivalents on stock based benefit plans (after-tax)             220              179           614            502
                                                                    ----------  --------------- -------------  -------------
Net income for diluted earnings per share                             $19,749          $16,061       $58,031        $46,372

Weighted average shares outstanding for basic earnings per share       18,527           18,707        18,540         18,823
Dilutive effect of stock based benefit plans                            2,685            2,432         2,597          2,320
                                                                    ----------  --------------- -------------  -------------
Total dilutive shares outstanding                                      21,212           21,139        21,137         21,143
                                                                    ==========  =============== =============  =============
Basic earnings per share                                                $1.05            $0.85         $3.10          $2.44
                                                                    ==========  =============== =============  =============
Diluted earnings per share                                              $0.93            $0.76         $2.75          $2.19
                                                                    ==========  =============== =============  =============



5.       NET INTEREST REVENUE

         The following is an analysis of the composition of net interest revenue:


                                                       Three Month Periods                          Nine Month Periods
                                                       Ended September 30,                          Ended September 30,
                                             ----------------------------------------  ---------------------------------------------
                                                                          Increase                                       Increase
(In Thousands)                                    1999         1998      (Decrease)         1999          1998          (Decrease)
------------------------------------------   -----------   ------------ -------------  ------------   ------------   ---------------
Interest revenue:
   Loans                                     $   45,338    $    38,052      19.1%          126,213        110,088         14.6%
   Securities:
     Taxable                                     13,346         14,498      (7.9)           41,524         45,284         (8.3)
     Tax-exempt                                   1,204          1,037      16.1             3,472          2,875         20.8
   Short-term investments and deposits
       with banks                                 1,706          2,051     (16.8)            8,004          8,202         (2.4)
                                             -----------   -----------  -----------    -----------    ------------    ----------
Total interest revenue                           61,594         55,638      10.7           179,213        166,449          7.7
                                             -----------   ------------ -----------    ------------   ------------    ----------
Interest expense:
   Deposits                                      30,087         27,259      10.4            83,818         80,123          4.6
   Short and long-term credit facilities          2,950          3,540     (16.7)            8,926         11,132        (19.8)
                                             -----------   ------------ -----------    ------------   ------------    ----------
Total interest expense                           33,037         30,799       7.3            92,744         91,255          1.6
                                             -----------   ------------ -----------    ------------   ------------    ----------
Net interest income                              28,557         24,839      15.0            86,469         75,194         15.0
   Provision for credit losses                        -           (150)      N/M                 -           (450)         N/M
   Securities gains, net                              -              1       N/M                17              4          N/M
                                             -----------   ------------ -----------    ------------   ------------    ----------
Net interest revenue                         $   28,557    $    24,690      15.7%      $    86,486    $    74,748         15.7%
                                             ===========   ============ ===========    ============   ============    ==========

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       PLEDGED ASSETS

         Financial instruments carried at $203.1 million on September 30, 1999 and $230.3 million on December 31, 1998 were pledged to secure public deposits as collateral for borrowings, to qualify for fiduciary powers and for other permitted purposes.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this document or the date of any document incorporated by reference.

CONSOLIDATED RESULTS OF OPERATIONS

         Net income for the third quarter of 1999 was $19.5 million, compared to $15.9 million earned in the third quarter of 1998. On a diluted basis, earnings per share were $0.93 in the third quarter of 1999, versus $0.76 in the third quarter of 1998. The Corporation's annualized return on average stockholders' equity was 29.6% for the third quarter of 1999, compared to 26.6% for the third quarter of 1998. For the nine month period, the Corporation's annualized return on average stockholders' equity was 29.9% compared to 26.2% for the 1998 period.

FEE REVENUE


                                             Three Month Periods Ended                        Nine Month Periods Ended
                               -------------------------------------------------      ----------------------------------------------
                                Sept. 30,      Sept. 30,         Increase               Sept. 30,       Sept. 30,      Increase
(In Thousands)                    1999           1998           (Decrease)                1999           1998         (Decrease)
--------------------------     ------------    ----------      ----------             ------------    ----------      ----------

Personal wealth management      $   82,219     $   66,490           23.7 %             $   242,448    $  187,341          29.4 %
Institutional services              21,259         22,402           (5.1)                   66,095        63,464           4.1
                                ----------     -----------      ----------             ------------   -----------      ----------
               Fee revenue      $  103,478     $   88,892           16.4               $   308,543    $  250,805          23.0
                                ===========    ===========      ==========             ============   ===========      ==========

Market related fees             $   85,374     $   73,589           16.0 %                 253,906       204,942          23.9 %
Transaction related fees            18,104         15,303           18.3                    54,637        45,863          19.1
                                ----------     -----------      ----------             ------------   -----------      ----------
               Fee revenue      $  103,478     $   88,892           16.4               $   308,543    $  250,805          23.0
                                ===========    ===========      ==========             ============   ============     ==========




         Fee revenue for the third quarter of 1999 increased approximately $14.6 million to $103.5 million from $88.9 million in the third quarter of 1998. Market related fee revenue increased by $11.8 million to $85.4 million from $73.6 million in the third quarter of 1998.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, fee revenue is influenced by a variety of factors, including growth or decline of stock, fixed income and real estate market levels, new business, acquisitions, changes in rate schedules and added services. Fee revenue is negatively impacted by the fee outflow of investment management assets due to terminating trusts, client withdrawals, income and estate taxes and lost business. Fee revenue related to market conditions is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing account value. Therefore, market value or other incremental changes in a portfolio's size may not typically have a proportionate impact on the level of fee revenue. In general, fee revenue is calculated quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of fee revenues is the type of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the overall level of fee revenue. The following is a comparative analysis of the composition of assets under management.


                                                       September 30,    December 31,   September 30,
                                                         1999             1998            1998
                                                       ---------------------------------------------
                                                       ---------------------------------------------
Equity securities                                         54 %              56 %           52 %
Fixed income securities                                   30                29             33
Short-term money management, real estate and other        16                15             15
                                                       =============================================
                                                         100 %             100 %          100 %
                                                       =============================================

The following table delineates assets under management and administration as of September 30, 1999, December 31, 1998 and September 30, 1998. This analysis is presented on a consolidated and segment basis. Unless otherwise noted, asset values are measured at their estimated fair value.


                                                                                             Sept. vs.        Sept. vs.
                                                                                                Dec.             Sept.
                                                Sept. 30,        Dec. 31,    Sept. 30,      Increase          Increase
(In Billions)                                     1999             1998          1998       (Decrease)       (Decrease)
--------------------------------                ----------     ----------    ----------    -------------    --------------

CONSOLIDATED ASSETS UNDER MANAGEMENT:
   Investment management                        $   65.5      $    61.3     $     53.4            6.7 %            22.6 %
   Special fiduciary                                11.9           13.7           12.0          (13.4)             (1.0)
                                                ---------     ----------    -----------    ------------    --------------
Total assets under management                       77.4           75.0           65.4            3.0              18.2
                                                ---------     ----------    -----------    ------------    --------------
Assets under administration:
   Personal custody and other                       24.0           26.0           21.6           (7.7)             11.4
   Corporate and municipal trusteeships
     and agency relationships, at par              321.2          300.5          289.2            6.9              11.1
                                                ---------     ----------    -----------    ------------    --------------
Total assets under administration                  345.2          326.5          310.8            5.8              11.1
                                                ---------     ----------    -----------    ------------    --------------
Total assets under management and
   administration                               $  422.6      $   401.5     $    376.2            5.2 %            12.3 %
                                                =========     ==========    ===========    ============    ==============
SEGMENT ASSETS UNDER MANAGEMENT AND
  ADMINISTRATION:

Personal wealth management
     Assets under management                    $   52.5      $    46.7     $     41.2           12.3 %            27.4 %
     Assets under administration                    21.4           15.3           15.4           39.6              38.6
                                                ---------     ----------    -----------    ------------    --------------
       Total                                        73.9           62.0           56.6           19.0              30.4
                                                ---------     ----------    -----------    ------------    --------------
Institutional

     Assets under management                        24.9           28.3           24.2          (12.2)              2.7
     Assets under administration                   323.8          311.2          295.4            4.1               9.6
                                                ---------     ----------    -----------    ------------    --------------
        Total                                      348.7          339.5          319.6            2.7               9.1
                                                ---------     ----------    -----------    ------------    --------------
Total assets under management and
   administration                               $  422.6     $   401.5      $   376.2            5.2 %            12.3 %
                                                =========     ==========    ===========    ============    ==============





         Investment management assets at September 30, 1999 were $65.5 billion compared to $61.3 billion at December 31, 1998, and $53.4 billion at September 30, 1998. During 1999, the Corporation acquired Radnor Capital Management, Inc., and NCT Holdings, Inc. which, in the aggregate, managed approximately $2.8 billion in assets (see Note 3 to Notes to the Condensed Consolidated Financial Statements in Part I - Item 1 of this report).

         Approximately $8.4 billion of assets under management were invested in the Corporation's Excelsior Funds at September 30, 1999. At December 31, 1998 and September 30, 1998, total assets under management invested in the Excelsior Funds were $7.5 billion and $7.1 billion, respectively.

NET INTEREST REVENUE

         Net interest revenue is affected by changes in the absolute levels of interest rates and shifts in the term structure of interest rates, funding and hedging strategies, and the impact of changes in the credit quality of the loan portfolio. The net yield on interest earning assets for the quarter ended September 30, 1999 has increased moderately to 3.23% from 3.20% for the quarter ended September 30, 1998. Taxable equivalent net interest revenue for the third quarter of 1999 was $29.5 million an increase of $3.9 million from the comparable 1998 period. Average interest earning assets increased by 14.2% to approximately $3.6 billion as of September 30, 1999 compared to approximately $3.2 billion at September 30, 1998.

         The loan portfolio is the largest component of average total assets. Average loans for the third quarter of 1999 were $2.5 billion, a $476.6 million or 23.7% increase over average loans for the third quarter of 1998. The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. Approximately 75% of total loans are collateralized by residential real estate mortgages at September 30, 1999 and September 30, 1998.



                                                  Three Month Periods                          Nine Month Periods
                                                  Ended September 30,                          Ended September 30,
                                        -----------------------------------------    --------------------------------------------
(In Thousands)                             1999        Rate      1998       Rate        1999        Rate         1998       Rate
--------------------------              -----------   ------  ----------   ------    ----------     ------    ----------   ------

Interest Earning Securities             $ 1,147,429    5.94 % $1,173,074    6.21 %   $ 1,271,037    5.86 %    $1,263,478    6.19 %
Loans                                     2,487,446    7.23 %  2,014,626    7.49 %     2,331,079    7.24 %     1,930,296    7.63 %
                                        -----------    -----  ----------    -----     ----------    -----     ----------   ------
     Total Interest Earning Assets      $ 3,634,875    6.84 % $3,187,700    7.03 %   $ 3,602,116    6.75 %    $3,193,774    7.05 %
                                        ===========    =====  ==========   =======   ===========    ======    ==========   ======

Interest Bearing Deposits                 2,778,241    4.30 %  2,295,320    4.71 %     2,700,740    4.15 %     2,273,143    4.71 %
Short-Term Credit Facilities                131,134    5.07 %    161,799    5.32 %       142,379    4.76 %       175,799    5.31 %
Long-Term Credit Facilities                  63,000    8.03 %     67,773    8.02 %        63,575    8.10 %        68,607    8.08 %
                                        -----------    -----  ----------    -----     ----------    -----     ----------   ------
Total Interest Bearing Liabilities      $ 2,972,375    4.41 % $2,524,892    4.84 %   $ 2,906,694    4.27 %    $2,517,549    4.85 %
                                        ===========    =====  ==========   =======   ===========    ======    ==========   ======
Net Free Funds(*)                           662,500              662,808                 695,422                 676,225
                                        -----------           ----------              ----------              ----------
Total Interest Bearing Liabilities
   And Net Free Funds                   $ 3,634,875           $3,187,700              $3,602,116              $3,193,774
                                        ===========           ==========              ==========              ===========
Net Yield                                              3.23                 3.20                    3.30                    3.23
                                                       ======              ======                  ======                  ======
Interest Spread                                        2.43                 2.19                    2.48                    2.20
                                                       ======              ======                  ======                  ======

----------------------------

* Net free funds in the table above includes average stockholders' equity of $261,824 and $241,116 at September 30, 1999 and September 30, 1998, respectively for the quarters then ended and $256,741 and $238,342, respectively for the nine month periods then ended. Loans and Stockholders' Equity (included in Net Free Funds above) include the Loan to ESOP which had an average balance of $3.8 million and $4.1 million for the quarter and nine months ended September 30, 1998, respectively.

OPERATING EXPENSES

The following table provides details of operating expenses for the third quarters of 1999 and 1998.


                                               Three Month Periods Ended             Nine Month Periods Ended
                                      ----------------------------------------   ----------------------------------
                                          Sept. 30,      Sept. 30,    Increase     Sept.30,    Sept. 30,      Increase
(In Thousands)                              1999           1998     (Decrease)       1999        1998        (Decrease)
------------------------------------  ------------    -----------  ----------    ------------  ---------     ----------
Salaries and other employee benefits   $   45,416     $   38,232     18.8 %       $  129,367   $108,783        18.9 %
Performance compensation                   12,448         11,121     11.9             43,628     33,208        31.4
Sales commissions and incentives            7,585          4,807     57.8             20,968     13,823        51.7
Occupancy                                   9,992          9,536      4.8             29,131     27,425         6.2
Other                                      24,580         23,849      3.1             77,297     67,117        15.2
                                       ----------     ----------     -----        ----------   --------       -----
Total operating expenses               $  100,021     $   87,545     14.3 %       $  300,391   $250,356        20.0 %
                                       ==========     ==========     ======       ==========   ========       ======


         Operating expenses increased by $12.5 million in the third quarter of 1999, compared to the third quarter of 1998. The Corporation's pre-tax margin was 24.3% for the third quarter of 1999 and 22.9% for the third quarter of 1998.

         Salaries and other employee benefits increased $7.2 million from the third quarter of 1998. The number of full-time equivalent employees increased 13.5% to 1,939 at September 30, 1999, compared to 1,709 at September 30, 1998. The increase in employees is attributable to acquisitions and internal growth required to meet an expanding customer base.

         Performance compensation is determined based upon the Corporation's financial performance as measured by the Corporation's diluted earnings per share, adjusted to offset the impact of extraordinary or nonrecurring events, or other conditions or circumstances that warrant consideration. Performance compensation increased $1.3 million from the third quarter of 1998 reflecting the Corporation's financial performance and the increase in staffing levels.

         Sales commissions and incentives increased $2.8 million in the third quarter of 1999 compared to the third quarter of 1998. This increase reflects the Corporation's strong emphasis on sales and higher levels of new business. The Corporation makes a substantial commitment to sales, marketing and advertising. As of September 30, 1999, approximately 159 employees were devoted to sales, marketing and advertising activities compared to 140 as of September 30, 1998. Direct expenses associated with these functions, including salary and other employee benefits, performance compensation and sales commissions and incentives were $13.0 million for the third quarter of 1999, an increase of 28.3% from the $10.1 million incurred during the corresponding 1998 period. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $673,000 for the third quarter of 1999 and $801,000 for the third quarter of 1998.

         Included in other operating expenses is an outsourcing agreement with The Chase Manhattan Bank ("Chase"). Pursuant to this agreement, Chase furnishes necessary securities processing, custodial, data processing and other operations support services to the Corporation. The initial term of this agreement expires on August 31, 2000. The Corporation has notified Chase that it is exercising its option to extend the term of the agreement for two additional years beyond August 31, 2000. During the initial five-year term of the agreement, the Corporation pays Chase an annual base fee of $10 million plus additional volume charges. The base fee for the two additional option years will increase by 10% of total charges (excluding certain items) incurred in the final year of the initial term of the agreement.

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

         Other operating expenses also includes amortization of intangibles resulting from acquisitions. Amortization of intangibles was $2.4 million in the third quarter of 1999 and $3.0 million in the third quarter of 1998. For the nine month period ended September 30, 1999, amortization of intangibles was $5.1 million versus $4.7 million for the comparable 1998 period. Amortization of intangibles does not require the use of cash and therefore, Management believes it may be distinguished from other operating expenses. The impact on net income after consideration of applicable income tax benefits of these non-cash charges was approximately $2.0 million in the third quarter of 1999 and $2.4 million in the third quarter of 1998. Excluding the after-tax impact of amortization of intangible assets, diluted earnings per share would have been $1.03 and $0.87 for the three-month periods ended September 30, 1999 and 1998, respectively and $2.94 and $2.38 for the nine month periods ended September 30, 1999 and 1998, respectively.

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

         The cornerstone of the Corporation's services to the personal market in both its New York and National businesses is investment management. At September 30, 1999, personal assets under management were approximately $52.5 billion. A major strategy for the growth of the Corporation's Personal Wealth Management business has been national expansion. Personal Wealth Management clients usually prefer services to be delivered locally. The Corporation has established affiliates throughout the United States: California, Connecticut, Florida, New Jersey, North Carolina, Oregon, Pennsylvania, Texas and Washington D.C.

INSTITUTIONAL SERVICES

Institutional Services includes investment management, corporate trust, brokerage and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.

         The Corporation's institutional investment management business provides a wide range of investment options for its clients, including balanced and specialized domestic and international equity investment styles, structured investments, alternative investments, fixed-income vehicles and short-term cash management. At September 30, 1999, the Corporation managed approximately $24.9 billion for its institutional clients.

SEGMENT FINANCIAL RESULTS

The following analysis presents the Corporation's financial results for the three month and nine month periods ended September 30, 1999 and 1998, on a segment basis. Certain amounts presented in the prior period have been reclassified to conform with the current period's presentation. The Corporation's internal accounting policies credit or charge each segment with revenues and expenses as incurred and on a consistent basis. Presentation of financial information on a quarterly basis may and most likely will result in non-recurring transactions (either revenue or expense) being allocated to a segment which may result in short-term swings in a segment's profit contribution. Accordingly, while informative, quarterly segment disclosures may not be indicative of long-term performance and should not necessarily be used as long-term forecasting benchmarks.

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


(Dollars In Thousands)                           Personal Wealth Management
                                       -------------------------------------------                                 Total
                                       New York            National        Total           Institutional        Corporation
                                       -------------------------------------------        ---------------      -------------
THREE MONTHS ENDED
------------------
September 30, 1999

Fee revenue                            $ 55,306            $26,913     $   82,219           $21,259             $ 103,478
Allocated net interest
   revenue                               19,663              6,336         25,999             2,558                28,557
                                       --------            -------     ----------           -------             ---------
Total revenue                            74,969             33,249        108,218            23,817               132,035
Operating expense                        52,298             30,485         82,783            17,238               100,021
                                       --------            -------     ----------           -------             ---------
Income before taxes                    $ 22,671            $ 2,764     $   25,435           $ 6,579             $  32,014
                                       ========            =======     ==========           =======             =========

Profit margin                             30.2%               8.3%          23.5%             27.6%                 24.3%

Percentage of income
before taxes                              70.8%               8.6%          79.4%             20.6%

Assets Managed (1)                     $   34.6            $  17.9     $     52.5           $  24.9             $    77.4

Assets Administered (1)                $   18.0            $   3.4     $     21.4           $ 323.8             $   345.2

THREE MONTHS ENDED
------------------
September 30, 1998
Fee revenue                             $47,617            $18,873     $   66,490           $22,402             $  88,892
Allocated net interest
   revenue                               17,061              4,972         22,033             2,657                24,690
                                       --------            -------     ----------           -------             ---------
Total revenue                            64,678             23,845         88,523            25,059               113,582
Operating expense                        48,422             21,300         69,722            17,823                87,545
                                       --------            -------     ----------           -------             ---------
Income before taxes                    $ 16,256            $ 2,545     $   18,801           $ 7,236             $  26,037
                                       ========            =======     ==========           =======             =========
Profit margin                             25.1%              10.7%          21.2%             28.9%                 22.9%

Percentage of income
   before taxes                           62.4%               9.8%          72.2%             27.8%

Assets Managed (1)                     $   30.3            $  10.9     $     41.2           $  24.2             $    65.4
Assets Administered (1)                $   12.6            $   2.8     $     15.4           $ 295.4             $   310.8

-----------------------------------------------
(1) $ in billions

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Dollars In Thousands)                           Personal Wealth Management
                                       -------------------------------------------                                 Total
                                       New York            National        Total           Institutional        Corporation
                                       -------------------------------------------        ---------------      -------------
NINE MONTHS ENDED
-----------------
September 30, 1999
Fee revenue                            $163,773            $78,675     $  242,448           $66,095             $ 308,543

Allocated net interest
  revenue                                60,341             18,204         78,545             7,941                86,486
                                       --------            -------        -------           -------             ---------
 Total revenue                          224,114             96,879        320,993            74,036               395,029
Operating expense                       161,675             85,818        247,493            52,898               300,391
                                       --------            -------        -------           -------             ---------
 Income before taxes                   $ 62,439            $11,061     $   73,500           $21,138             $  94,638
                                       ========            =======     ==========           =======             =========
Profit margin                             27.9%              11.4%          22.9%             28.6%                 24.0%

Percentage of income
before taxes                              66.0%              11.7%          77.7%             22.3%

NINE MONTHS ENDED
-----------------
September 30, 1998
 Fee revenue                           $137,021            $50,320     $  187,341           $63,464             $250,805

Allocated net interest
  revenue                                51,520             15,422         66,942             7,806               74,748
                                       --------            -------     ----------           -------             ---------
 Total revenue                          188,541             65,742        254,283            71,270              325,553
Operating expense                       137,974             58,709        196,683            53,673              250,356
                                       --------            -------     ----------           -------             ---------
 Income before taxes                   $ 50,567            $ 7,033     $   57,600           $17,597             $ 75,197
                                       ========            =======     ==========           =======             =========
Profit margin                             26.8%              10.7%          22.7%             24.7%                23.1%

Percentage of income
  before taxes                            67.2%               9.4%          76.6%             23.4%


         Fee revenue for the Personal Wealth Management segment increased 23.7% from the third quarter of 1998. Fee revenue for the New York component of the Personal Wealth Management segment grew 16.1% from the third quarter of 1998 whereas the National component's fee revenue growth rate was 42.6%. Fee revenue growth is attributable to new business, the overall strength in the financial markets and acquisitions.

         Allocated net interest revenue attributable to the Personal Wealth Management segment increased 18.0% from the third quarter of 1998. New York and National's growth rates were 15.3% and 27.4%, respectively. The increase in allocated net interest revenue is principally attributable to the growth in private banking activities in this segment.

         The Personal Wealth Management Segment's profit margin increased to 23.5% in the third quarter of 1999 from 21.2% in the third quarter of 1998. New York's profit margin was 30.2% in the third quarter of 1999, and 25.1% in the third quarter of 1998. National's profit margin was 8.3% and 10.7% for the three-month periods ended September 30, 1999 and September 30, 1998, respectively. The volatility in National's profit margin is reflective of the Corporation's continuing investment in its national expansion strategy.

         Institutional's fee revenue has decreased by 5.1% from the third quarter of 1998. Institutional's allocated net interest revenue has remained relatively flat from September 30, 1998. Institutional receives interest revenue credit principally from the customer deposits generated from its corporate trust activities. Institutional's profit margin has decreased from 28.9% in the third quarter of 1998 to 27.6% in the third quarter of 1999. The decline is primarily attributable to the institutional assets withdrawn from the Campbell Cowperthwait division.

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

         In addition, the Corporation has business relationships with vendors and suppliers. The Corporation has contacted these entities to determine the status of their Year 2000 efforts and to track the renovation and readiness of their systems for the Year 2000. Where appropriate, testing was conducted between the Corporation and these vendors. A final follow-up regarding these entities' Year 2000 readiness was conducted during the third quarter of 1999.

YEAR 2000 ISSUES - THE COST

The Corporation estimated the total cost of remediating its Year 2000 issues to total approximately $5 million. These costs include the costs of remediation, testing, third party assessment, and contingency planning. To date the Corporation has spent approximately $4.2 million. This amount does not include the cost associated with substantial managerial time that senior officers and employees have dedicated on Year 2000 issues. Since the Service Providers are responsible for and bear the cost of effecting all necessary changes to the Corporation's most significant data processing systems, most of the Corporation's costs were on testing. The Corporation expects remaining costs in 1999 to not exceed $0.5 million most of which will be incurred on infrastructure/equipment upgrades. While the Corporation has deferred certain other projects as a result of efforts regarding Year 2000, we believe that these deferrals will have no material impact on our operating results.

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

         The Corporation's simulation model facilitates the evaluation of a potential range of net interest revenue, under various interest rate scenarios. The simulation model as of September 30, 1999 indicates a decrease in net interest revenue of $0.7 million to $1.4 million over the following three month period for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates immediately decreased by 50 to 100 basis points, the simulation model indicates a $0.7 to $1.3 million increase in net interest revenue. As of September 30, 1998 the simulation model indicated a decrease in net interest revenue of $1.1 million to $2.2 million over the following three months for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates had immediately decreased by 50 to 100 basis points as of September 30, 1998, the simulation model indicated a $1.0 million to $1.9 million increase in net interest revenue for the subsequent three-month period.

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

         The following table provides details, as of September 30, 1999, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.



                                                            Maturing
                                 ---------------------------------------------------------------
                                      Within 1               1 to 5
(Dollars in Thousands)                  Year                 Years                 Total
-------------------------------- -------------------- ---------------------  -------------------
Fixed pay swaps                     $   150,000         $     720,000        $     870,000
Average rate paid                          6.89%                 6.17%                6.30%
Average rate received (1)                  5.37%                 5.43%                5.42%


(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended September 30, 1999 and 1998, are detailed in the following table.


                                                   Three Month Periods                      Nine Month Periods
                                                    Ended September 30,                     Ended September 30,
                                           -------------------------------           --------------------------------
(Dollars In Thousands)                         1999             1998                      1999              1998
--------------------------------------     --------------   --------------           --------------    --------------
Net Interest revenue:
   As reported                             $   28,557       $   24,690                 $ 86,486          $ 74,748
   Excluding hedging activities            $   30,660       $   26,030                 $ 92,796          $ 78,613

Net yield on interest earning assets:
   As reported                                   3.23 %           3.20 %                   3.30 %            3.23 %
   Excluding hedging activities                  3.45 %           3.34 %                   3.55 %            3.41 %


The difference between results "As reported" and "Excluding hedging activities" in each period reflects the cost of using swaps to hedge interest rate risk.

CAPITAL AND LIQUIDITY MANAGEMENT


                                                                                          Minimum
                                                                                          Federal            Well
                                                                                          Reserve         Capitalized
                                    Actual as of                 Actual as of             Ratio For       Under Prompt
                                 September 30, 1998           September 30, 1999          Capital         Corrective
(Dollars In Thousands)            Amount       Rate           Amount       Rate          Adequacy           Action
-------------------------       ---------------------       ---------------------        ----------      --------------


Tier 1 Capital:
   Corporation                    $ 264,912   12.1%           $ 239,160   13.1%            4.0%              6.0%
   Trust Company                    174,394    9.6%             156,615   10.0%            4.0%              6.0%

Total Capital:
   Corporation                      284,926   13.0%             258,372   14.2%            8.0%              10.0%
   Trust Company                    192,186   10.6%             173,475   11.0%            8.0%              10.0%

Tier 1 Leverage:
   Corporation                      264,912    6.6%             239,160    6.7%          3.0-5.0%          3.0-5.0%
   Trust Company                    174,394    5.5%             156,615    5.5%          3.0-5.0%            5.0%



         Regulatory capital amounts and ratios for the Corporation and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of September 30, 1999 and 1998 are set forth in the above table. Minimum ratio requirements and ratios required to be considered "well capitalized" by the Board of Governors of the Federal Reserve Board are also presented.

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

         At the January 26, 1999, Parent's Board of Directors (the "Board") meeting, the Board authorized the repurchase of an additional two million shares of the Parent's common stock. The repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. During the third quarter of 1999, 91,100 shares were repurchased at a weighted average purchase price of $88.54 per share. During the nine-month period ended September 30, 1999, 416,985 shares of common stock were acquired at an average price of $84.89 per share. As of September 30, 1999, the Parent could repurchase an additional 1,772,025 common shares. On January 26, 1999, the Parent announced a 22% increase in its regular quarterly common stock dividend, indicating an annual dividend of $0.88 per share. Actual dividends declared are subject to approval by the Board and regulatory capital limitations.

         The Parent's sources of liquidity are derived primarily from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. As of September 30, 1999, the subsidiaries have the ability to pay dividends of approximately $63.7 million without prior approval of the regulatory authorities.

         The Corporation has credit facilities totaling $80.0 million which are based on LIBOR or Prime and mature on March 31, 2002. As of September 30, 1999 there was $10.0 million outstanding under these facilities.

         The Parent is authorized to issue up to 5 million, $1.00 par value, preferred shares. As of September 30, 1999, no preferred shares have been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, the banking subsidiaries have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $427.9 million. As of September 30, 1999, $13.0 million was outstanding under these credit facilities.

         The subsidiaries also generate liquidity from the types of financial instruments that they carry as investment securities. As of September 30, 1999 approximately $805.2 million or 81% of the investment securities portfolio is comprised of U.S. Treasury or federal agency obligations. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At September 30, 1999, securities sold under agreements to repurchase aggregated $47.8 million. The subsidiaries may also pledge these securities to secure public deposits, to qualify for fiduciary powers and to use as collateral for FHLB and other borrowings. Pledged assets at September 30, 1999 totaled $203.1 million.

QUALITY OF LENDING ACTIVITIES

         The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. At September 30, 1999, the loan portfolio totaled $2.6 billion of which approximately 75.0% were collateralized by residential real estate mortgages.

An analysis of allowance for credit losses follows:


                                            Three Month Periods                          Nine Month Periods
                                            Ended September 30,                         Ended September 30,
                                 -------------------------------------------  -------------------------------------
(Dollars In Thousands)                  1999                  1998                   1999                 1998
-----------------------------    -------------------- ----------------------  ------------------- -----------------
Balance, Beginning of Period         $ 19,711               $ 19,037             $ 19,414              $ 18,294
Provision for Credit Losses             -                        150                -                       450
Recoveries                                311                     43                  858                   507
Charge-offs                                (8)                   (18)                (258)                  (39)
                                 -------------------- ----------------------  ------------------- -----------------
Net (Charge-Offs) Recoveries              303                     25                  600                   468
                                 -------------------- ----------------------  ------------------- -----------------
Balance, End of Period               $ 20,014               $ 19,212             $ 20,014              $ 19,212
                                 ==================== ======================  =================== =================




The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio determined by a continuing surveillance process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and other current economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were five basis points for the third quarter of 1999, compared to annualized net loan recoveries of less than one basis point for the third quarter of 1998. The allowance for credit losses at September 30, 1999, was 0.80% of average loans for the quarter. This compares with 0.96% of average loans for the quarter ended September 30, 1998. Given the current credit quality, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which include non-accrual ("impaired") loans and real estate acquired through foreclosure or restructurings, for the most recent five quarters are as follows:


                                Sept. 30,        June 30,         March 31,       Dec. 31,        Sept.30,
                                  1999             1999              1999           1998            1998
                            ----------------------------------------------------------------------------------
(In Thousands)
Non-accrual loans               $    435         $    637         $    583      $   6,203         $ 7,616
Real estate owned, net                 -                -                -            534             534
                            ----------------------------------------------------------------------------------
Total Nonperforming             $    435         $    637         $    583      $   6,737         $ 8,150
                            ==================================================================================

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

3.1 Certificate of Incorporation of the Corporation dated June 2, 1999, filed as Exhibit 3.1 to Form 10-Q dated June 30, 1999. (1)

3.2      Restated By-Laws of the Corporation dated April 27, 1999, filed as
         Exhibit 3.2 to Form 10-Q dated June 30, 1999.(1)

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

                                                         U. S. Trust Corporation
                                                         -----------------------
                                                                    (Registrant)

Date:  November 12, 1999                    By:       /s/   Richard E. Brinkmann
       -----------------                       ---------------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                  (Principal Accounting Officer)
                                                  ------------------------------