Form 10-Q/A
period 1999-09-30
U S TRUST CORP /NY
filed 1999-12-01
CIK 936301

================================================================================

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -----------------------

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

             For the Quarterly Period Ended:  SEPTEMBER 30, 1999

             Commission file number:          1-14933

                            U.S. TRUST CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                     13-3818952
   -------------------------------                     ------------------
   (State or other jurisdiction of                     (I. R. S. Employer
    incorporation or organization)                     Identification No.)

   114 West 47th Street, New York, New York                10036-1532
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)

                                (212) 852-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

     The following is an amendment to Part I - Item 1 of U.S. Trust Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as filed November 12, 1999. This amendment is made to correct the column heading on page 4 to state "For the nine months ended September 30, 1999 and 1998". Previously, the column heading stated "For the three months ended September 30, 1999 and 1998".

                            U.S. TRUST CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------
                                                                                 INCREASE (DECREASE)
                                                                                 -------------------
                                                    1999           1998             $            %
                                                  --------       --------        -------     --------
Fee Revenue                                       $103,478       $ 88,892        $14,586       16.4  %
Net Interest Revenue *                              28,557         24,690          3,867       15.7
                                                  --------       --------        -------     --------

TOTAL REVENUE                                      132,035        113,582         18,453       16.2
                                                  --------       --------        -------     --------

OPERATING EXPENSES
Salaries                                            36,175         30,402          5,773       19.0
Performance Compensation                            12,448         11,121          1,327       11.9
Sales Commissions and Incentives                     7,585          4,807          2,778       57.8
Other Employee Benefits                              9,241          7,830          1,411       18.0
                                                  --------       --------        -------     --------

Total Salaries, Performance
   Compensation and Other Benefits                  65,449         54,160         11,289       20.8
Net Occupancy                                        9,992          9,536            456        4.8
Other                                               24,580         23,849            731        3.1
                                                  --------       --------        -------     --------

TOTAL OPERATING EXPENSES                           100,021         87,545         12,476       14.3
                                                  --------       --------        -------     --------

Income Before Income Tax Expense                    32,014         26,037          5,977       23.0
Income Tax Expense                                  12,485         10,155          2,330       22.9
                                                  --------       --------        -------     --------

NET INCOME                                        $ 19,529       $ 15,882        $ 3,647       23.0  %
                                                  ========       ========        =======     ========

BASIC EARNINGS PER SHARE                          $   1.05       $   0.85        $  0.20       23.5  %
                                                  ========       ========        =======     ========

DILUTED EARNINGS PER SHARE                        $   0.93       $   0.76        $  0.17       22.4  %
                                                  ========       ========        =======     ========

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

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------
                                                                            INCREASE (DECREASE)
                                                                            -------------------
                                                  1999         1998             $           %
                                                --------     --------       --------    --------
Fee Revenue                                     $308,543     $250,805       $ 57,738      23.0  %
Net Interest Revenue *                            86,486       74,748         11,738      15.7
                                                --------     --------       --------    --------

TOTAL REVENUE                                    395,029      325,553         69,476      21.3
                                                --------     --------       --------    --------

OPERATING EXPENSES
Salaries                                         103,529       86,184         17,345      20.1
Performance Compensation                          43,628       33,208         10,420      31.4
Sales Commissions and Incentives                  20,968       13,823          7,145      51.7
Other Employee Benefits                           25,838       22,599          3,239      14.3
                                                --------     --------       --------    --------

Total Salaries, Performance
   Compensation and Other Benefits               193,963      155,814         38,149      24.5
Net Occupancy                                     29,131       27,425          1,706       6.2
Other                                             77,297       67,117         10,180      15.2
                                                --------     --------       --------    --------

TOTAL OPERATING EXPENSES                         300,391      250,356         50,035      20.0
                                                --------     --------       --------    --------

Income Before Income Tax Expense                  94,638       75,197         19,441      25.9
Income Tax Expense                                37,221       29,327          7,894      26.9
                                                --------     --------       --------    --------

NET INCOME                                      $ 57,417     $ 45,870       $ 11,547      25.2  %
                                                ========     ========       ========    ========

BASIC EARNINGS PER SHARE                        $   3.10     $   2.44       $   0.66      27.0  %
                                                ========     ========       ========    ========

DILUTED EARNINGS PER SHARE                      $   2.75     $   2.19       $   0.56      25.6  %
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

                            U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SEPTEMBER 30,              DECEMBER 31,

ASSETS                                                                1999                        1998
                                                                  --------------             --------------
Cash and Due from Banks                                           $     209,739              $     108,346

Interest Earning Securities                                           1,183,662                  1,517,351

Loans, Net of Allowance for Credit Losses

    ($20,014 in 1999 and $19,414 in 1998)                             2,569,282                  2,171,393

Other Assets                                                            413,995                    345,772
                                                                  --------------             --------------

Total Assets                                                      $   4,376,678              $   4,142,862
                                                                  ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                                    $   3,646,105              $   3,414,791

Short and Long-Term Credit Facilities                                   144,469                    208,698

Other Liabilities                                                       284,652                    274,738
                                                                  --------------             --------------

Total Liabilities                                                     4,075,226                  3,898,227
                                                                  --------------             --------------

Stockholders' Equity                                                    301,452                    244,635
                                                                  --------------             --------------

Total Liabilities and Stockholders' Equity                        $   4,376,678              $   4,142,862
                                                                  ==============             ==============

The accompanying notes are an integral part of these financial statements.

                            U.S. TRUST CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                       Accumulated
                                                                                                          Other          Total
                                               Common    Capital    Retained    Treasury    Loan to   Comprehensive  Stockholders'
                                                Stock    Surplus    Earnings     Stock       ESOP     Income/(Loss)     Equity
                                             --------- ---------- ----------- ----------- ----------  -------------  -------------
Balance, January 1, 1999                      $ 19,971  $  18,902  $ 293,289   $ (87,768)  $ (3,773)    $    4,014    $  244,635

Net Income                                                            57,417                                              57,417
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                      (11,375)      (11,375)
                                                                  -----------                         -------------  ------------
Total Comprehensive Income                                            57,417                               (11,375)       46,042

Purchases of Treasury Stock                                                      (35,397)                                (35,397)
Principal Payment by ESOP                                                                     3,773                        3,773
Cash Dividends Declared ($0.66 Per Share)                            (12,179)                                            (12,179)
Issuance of Shares for Acquisitions                        12,564                 32,181                                  44,745
Capital Effect of Employee Benefit Plans            89      3,260         18       6,466                                   9,833
                                             --------- ---------- ----------- ----------- ----------  -------------  ------------

Balance, September 30, 1999                   $ 20,060  $  34,726  $ 338,545   $ (84,518)  $     -      $   (7,361)   $  301,452
                                             ========= ========== =========== =========== ==========  =============  ============

                                                                                                       Accumulated
                                                                                                          Other          Total
                                               Common    Capital    Retained    Treasury    Loan to   Comprehensive  Stockholders'
                                                Stock    Surplus    Earnings     Stock       ESOP         Income        Equity
                                             --------- ---------- ----------- ----------- ----------  -------------  -------------
Balance, January 1, 1998                      $ 19,895  $  12,325  $ 244,980   $ (42,627)  $ (7,254)   $     3,827    $  231,146

Net Income                                                            45,870                                              45,870
Net Unrealized Gain on Securities
   Available for Sale                                                                                        2,164         2,164
                                                                  -----------                         -------------  ------------
Total Comprehensive Income                                            45,870                                 2,164        48,034

Purchases of Treasury Stock                                                      (42,648)                                (42,648)
Principal Payment by ESOP                                                                     3,481                        3,481
Cash Dividends Declared ($0.54 Per Share)                            (10,114)                                            (10,114)
Issuance of Shares for Acquisitions                         2,453                  6,503                                   8,956
Capital Effect of Employee Benefit Plans            52      2,321         75       3,644                                   6,092
                                             --------- ---------- ----------- ----------- ----------  -------------  ------------

Balance, September 30, 1998                   $ 19,947  $  17,099  $ 280,811   $ (75,128)  $ (3,773)   $     5,991   $   244,947
                                             ========= ========== =========== =========== ==========  =============  ============

The accompanying notes are an integral part of these financial statements.

                            U.S. TRUST CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                             1999                1998
                                                         ------------        ------------
Net Cash Provided by Operating Activities                $    80,307         $    61,152
                                                         ------------        ------------

Cash Flows From Investing Activities:
Interest Earning Securities:
   Purchases                                                (337,684)           (237,865)
   Sales                                                      10,019               1,315
   Maturities, Calls and Mandatory Redemptions               638,281             629,488
Net Increase in Loans                                       (398,526)           (147,822)
Other, Net                                                   (13,657)            (29,632)
                                                         ------------        ------------

Net Cash Provided by (Used in) Investing Activities         (101,567)            215,484
                                                         ------------        ------------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                   19,746             (53,813)
Net Change in Interest Bearing Deposits                      211,568             144,872
Net Change in Short and Long -Term Credit Facilities         (64,229)            (48,030)
Purchases of Treasury Stock                                  (35,397)            (42,648)
Other, Net                                                    (9,035)             (8,219)
                                                         ------------        ------------

Net Cash Provided by (Used in) Financing Activities          122,653              (7,838)
                                                         ------------        ------------

Net Change in Cash and Cash Equivalents                      101,393             268,798
Cash and Cash Equivalents at January 1                       108,346              74,887
                                                         ------------        ------------

Cash and Cash Equivalents at September 30                $   209,739         $   343,685
                                                         ============        ============

-----------------------------------------------------------------------------------------

Income Taxes Paid                                        $    32,257         $    32,478
Interest Expense Paid                                         93,588              91,358

Noncash Items:

Issuance of stock for acquisitions                       $    44,745         $     8,955
Issuance of stock for employee benefit plans             $     9,147         $     5,183

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

2.   ACCOUNTING CHANGES AND DEVELOPMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") was issued in June 1997, effective for interim and annual periods beginning with consolidated financial statements for December 31, 1998. Comparative prior period information is required. FAS 131 requires disclosure of financial and descriptive information about the Corporation's reportable operating segments. The Corporation has presented the financial disclosures and commentary prescribed by FAS 131 in the "Businesses of U.S. Trust" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I - Item 2 of this report).

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

                             U.S. TRUST CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   ACCOUNTING CHANGES AND DEVELOPMENTS (CONTINUED)

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivatives. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. The Corporation's use of derivatives to date has been limited to utilizing interest rate swaps as hedges to mitigate interest rate exposure associated with short-term floating interest-rate deposits. As such this use of interest rate swaps would be categorized as a cash flow hedge under FAS 133 and the effective portion of the gain or loss on the interest rate swaps would be recorded in comprehensive income. In June 1999, Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No 133" ("FAS 137") was issued. FAS 137 delayed the effective date of FAS 133 one year to fiscal years beginning after June 15, 2000. Management is evaluating the impact of adopting FAS 133 and does not believe that it will have a material impact on its financial condition or its results from operations.

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

                                                                      Three Month Periods             Nine Month Periods
                                                                      Ended September 30,            Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                          1999       1998               1999          1998
-------------------------------------------------------------------------------------------------------------------------
Net income for basic earnings per share                                $19,529    $15,882           $57,417       $45,870
Dividend equivalents on stock based benefit plans (after-tax)              220        179               614           502
                                                                     ---------  ---------         ---------     ---------
Net income for diluted earnings per share                              $19,749    $16,061           $58,031       $46,372

Weighted average shares outstanding for basic earnings per share        18,527     18,707            18,540        18,823
Dilutive effect of stock based benefit plans                             2,685      2,432             2,597         2,320
                                                                     ---------  ---------         ---------     ---------
Total dilutive shares outstanding                                       21,212     21,139            21,137        21,143
                                                                     =========  =========         =========     =========

Basic earnings per share                                               $  1.05    $  0.85           $  3.10       $  2.44
                                                                     =========  =========         =========     =========

Diluted earnings per share                                             $  0.93    $  0.76           $  2.75       $  2.19
                                                                     =========  =========         =========     =========

5.   NET INTEREST REVENUE

     The following is an analysis of the composition of net interest revenue:

                                                    Three Month Periods                       Nine Month Periods
                                                    Ended September 30,                      Ended September 30,
                                             --------------------------------         ---------------------------------
                                                                    Increase                                  Increase
(In Thousands)                                 1999       1998     (Decrease)            1999       1998     (Decrease)
----------------------------------------     --------   --------  -----------         ---------   --------  -----------
Interest revenue:
   Loans                                     $ 45,338   $ 38,052        19.1%           126,213    110,088        14.6%
   Securities:
     Taxable                                   13,346     14,498        (7.9)            41,524     45,284        (8.3)
     Tax-exempt                                 1,204      1,037        16.1              3,472      2,875        20.8
   Short-term investments and deposits
       with banks                               1,706      2,051       (16.8)             8,004      8,202        (2.4)
                                             --------   --------  -----------         ---------   --------  -----------
Total interest revenue                         61,594     55,638        10.7            179,213    166,449         7.7
                                             --------   --------  -----------         ---------   --------  -----------

Interest expense:
   Deposits                                    30,087     27,259        10.4             83,818     80,123         4.6
   Short and long-term credit facilities        2,950      3,540       (16.7)             8,926     11,132       (19.8)
                                             --------   --------  -----------         ---------   --------  -----------
Total interest expense                         33,037     30,799         7.3             92,744     91,255         1.6
                                             --------   --------  -----------         ---------   --------  -----------
Net interest income                            28,557     24,839        15.0             86,469     75,194        15.0
   Provision for credit losses                      -       (150)        N/M                  -       (450)        N/M
   Securities gains, net                            -          1         N/M                 17          4         N/M
                                             --------   --------  -----------         ---------   --------  -----------
Net interest revenue                         $ 28,557   $ 24,690        15.7%         $  86,486   $ 74,748        15.7%
                                             ========   ========  ===========         =========   ========  ===========

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





                                                         U. S. Trust Corporation
                                                         -----------------------
                                                                    (Registrant)





Date:  December 1, 1999                            By:  /s/ Richard E. Brinkmann
       ----------------                               --------------------------
                                                            Richard E. Brinkmann

                                                           Managing Director and
                                                                     Comptroller
                                                  (Principal Accounting Officer)
                                                  ------------------------------