Form 10-K
period 1999-12-31
U S TRUST CORP /NY
filed 2000-03-15
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
         DECEMBER 31, 1999                                1-14933


                                 ---------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                              13-3818952
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

   114 WEST 47TH STREET, NEW YORK, NEW YORK                10036
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 852-1000

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


           TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -----------------------------------------             -----------------------------------------
  COMMON SHARES, PAR VALUE $1 PER SHARE                           NEW YORK STOCK EXCHANGE

  RIGHTS TO PURCHASE SERIES A PARTICIPATING
     CUMULATIVE PREFERRED SHARES                                  NEW YORK STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---    ---
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

                      $2,220,375,862 as of January 31, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    18,740,512 Common Shares, Par Value $1 Per Share, as of January 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Current Report on Form 8-K filed February 22, 2000 are incorporated by reference into Parts I and II of this Report.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                    PAGE
                                                                                                    ----
PART I
Item 1        Business..............................................................    1-16 of exhibit 99-4 to Form 8-K,(a)
Item 2        Properties............................................................      16 of exhibit 99-4 to Form 8-K,(a)
Item 3        Legal Proceedings.....................................................      16 of exhibit 99-4 to Form 8-K,(a)
Item 4        Submission of Matters to a Vote of Security Holders...................                                     (b)

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters...................................................      24 of exhibit 99-5 to Form 8-K,(a)
Item 6        Selected Financial Data...............................................       1 of exhibit 99-6 to Form 8-K,(a)
Item 7        Management's Discussion and Analysis of Financial Condition
              And Results of Operations.............................................    1-16 of exhibit 99-4 to Form 8-K,(a)
Item 7A       Quantitative and Qualitative Disclosures About Market Risk............   13-15 of exhibit 99-4 to Form 8-K,(a)
Item 8        Financial Statements and Supplementary Data...........................    1-25 of exhibit 99-5 to Form 8-K,(a)
Item 9        Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosure..............................................                                     (b)

PART III
Item 10       Directors and Executive Officers of the Registrant....................                                     3-8
Item 11       Executive Compensation................................................                                    9-13
Item 12       Security Ownership of Certain Beneficial Owners and Management........                                   14-15
Item 13       Certain Relationships and Related Transactions........................                                      16

PART IV
Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K......                                   16-21

--------------------------------------------------------------------------------
(a) Incorporated by reference to the Current Report on Form 8-K filed on February 22, 2000 and included as Exhibit 99 to this Form 10-K.

(b)  Nothing to report.

                                    PART III

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

                                                                                FIRST
                                    PRINCIPAL OCCUPATION AND                    BECAME
NAME                     (AGE)      BUSINESS EXPERIENCE                         DIRECTOR

Eleanor Baum             (60)       Dean of Engineering at The Cooper           1994
                                    Union for the Advancement of
                                    Science & Art

Eleanor Baum became dean of engineering at Cooper Union in 1987. Prior to that, she was dean at Pratt Institute in Brooklyn and worked as an engineer in the aerospace industry. Dr. Baum is also a director of Allegheny Energy, Inc. and Avnet, Inc. She is the past president of the American Society for Engineering Education, past chairman of the Board of Governors of the New York Academy of Sciences and past president of the Accreditation Board for Engineering & Technology. Dr. Baum is chairperson of the Association of Engineering Schools, New York State, and an advisory board member at Duke University, Rice University, the U.S. Merchant Marine Academy and University of Michigan. She is chair of the Engineering Workforce Commission and a fellow of the Institute of Electrical & Electronic Engineers.


Samuel C. Butler         (70)       Partner in Cravath, Swaine & Moore          1972
                                    (law firm)

Mr. Butler joined the law firm of Cravath, Swaine & Moore in 1956 and was elected a partner of the firm in 1960. He is also a director of Ashland Inc. and Millipore Corporation. Mr. Butler is chairman of the board of trustees of The New York Public Library, a trustee of the Culver Educational Foundation and a member of the Council on Foreign Relations.

Peter O. Crisp           (67)       Retired Chairman of Venrock, Inc.           1992
                                    (venture capital)

Mr. Crisp retired in September 1997 after serving as general partner of Venrock Associates from 1969 and chairman of Venrock, Inc. from 1995. He continues as a director of Venrock and as an advisor to Rockefeller Financial Services Inc. Mr. Crisp is also a director of Acadia Risk Management, Inc., American Superconductor Corporation, Evans & Sutherland Computer Corp., Thermedics Inc., ThermoElectron Corp. and ThermoTrex Corp. Mr. Crisp serves as a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, Memorial Hospital for Cancer and Allied Diseases and Sloan-Kettering Institute for Cancer Research. He is a director of North Shore Long Island Jewish Health System and trustee of The Teagle Foundation.


Philippe de Montebello   (63)       Director of the Metropolitan                1983
                                    Museum of Art

Mr. de Montebello has been associated with the Metropolitan Museum of Art since 1963, serving as associate curator for European paintings from 1963 to 1969, vice director for curatorial and educational affairs from 1974 to 1977 and as director since 1978. In the interim of his duties at the Metropolitan, Mr. de Montebello served as director of the Museum of Fine Arts in Houston from 1969 to 1974. He is a member of the Advisory Board of the Skowhegan School of Painting and Sculpture and the Columbia University Advisory Council-Departments of Art History and Archaeology. Mr. de Montebello is a trustee of the New York University Institute of Fine Arts and the American Federation of Arts.

                                                                                FIRST
                                    PRINCIPAL OCCUPATION AND                    BECAME
NAME                     (AGE)      BUSINESS EXPERIENCE                         DIRECTOR
-----------------------------------------------------------------------------------------
Robert E. Denham         (54)       Partner in Munger, Tolles &                 1998
                                    Olson LLP (law firm)

Mr. Denham rejoined Munger, Tolles & Olson LLP in June 1998 after serving as chairman and CEO of Salomon Inc. from June 1992 through November 1997. Prior to joining Salomon as general counsel in August 1991, Mr. Denham had worked for twenty years at Munger, Tolles & Olson. Mr. Denham is a director of the Independence Standards Board, vice chairman of The Conference Board and trustee of the Natural Resources Defense Council, New School University, Russell Sage Foundation and Good Samaritan Hospital (Los Angeles).


Antonia M. Grumbach      (56)       Partner in Patterson, Belknap,              1991
                                    Webb & Tyler LLP (law firm)

Ms. Grumbach joined the law firm of Patterson, Belknap, Webb & Tyler LLP in 1971 and became a partner of the firm in 1979. She is co-chairman of the board of trustees of Teachers College-Columbia University, trustee of Milton Academy, the William T. Grant Foundation, J.I. Foundation and Ponagansett Foundation and a director of The Henfield Foundation. Ms. Grumbach also served as an initial member of the Board of Advisors of the New York University program on philanthropy and the law.


Peter L. Malkin          (66)       Chairman of Wien & Malkin LLP               1992
                                    (law firm)

Mr. Malkin joined the predecessor law firm of Wien & Malkin LLP in 1958 and became a partner in the firm in 1962. He is also chairman of W & M Properties, Inc. and is a general partner in the ownership of several New York City buildings, including the Empire State Building, the Fisk Building, the Lincoln Building and The International Toy Center. Mr. Malkin owns the general corporate partner in a private partnership which owns an apartment property in Staten Island, New York, currently managed by a court-appointed receiver in a contested mortgage foreclosure proceeding for obligations which pre-date such general partner's service. Mr. Malkin is founding chairman of the Grand Central Partnership and of the 34th Street Partnership, a founding director of the Fashion Center Business Improvement District, a director of the NYC Partnership and Chamber of Commerce, a director and member of the Executive Committee of Lincoln Center for the Performing Arts, chairman of the Dean's Council and a member of the Overseers Committee to visit The John F. Kennedy School of Government at Harvard University and founding honorary chairman of The Committee to Encourage Corporate Philanthropy.

Jeffrey S. Maurer        (52)       President of the Corporation                1989
                                    and the Trust Company

Mr. Maurer joined the Trust Company in 1970 and was made manager of the Asset Management and Private Banking Group in 1988. He was elected senior vice president in November 1980, executive vice president in May 1986, president effective February 1990 and chief operating officer in December of 1994. Mr. Maurer is also a director of the Greater New York Mutual Insurance Company. He is a trustee of Alfred University, a director and treasurer of The Children's Health Fund, a director of The Hebrew Home for the Aged and the Riverdale Terrance Housing Fund Developmental Company, Inc., a director of Roundabout Theatre Co., a member of the Advisory Board of The Salvation Army of Greater New York, and a director of the North Shore Long Island Jewish Health System.

                                                                                FIRST
                                    PRINCIPAL OCCUPATION AND                    BECAME
NAME                     (AGE)      BUSINESS EXPERIENCE                         DIRECTOR
-----------------------------------------------------------------------------------------
David A. Olsen           (62)       Retired Chairman of the Board and           1997
                                    Chief Executive Officer of
                                    Johnson & Higgins (insurance
                                    broker/benefit consulting firm)

Mr. Olsen was associated with Johnson & Higgins for over 30 years, in sales, client work, international and office management. After the merger of Johnson & Higgins with Marsh & McLennan, Inc. in June 1997, Mr. Olsen served as vice chairman of Marsh & McLennan until his retirement in December 1997. Prior to the merger, he had been a partner of Johnson & Higgins from 1980 and chairman and chief executive officer from 1990. Mr. Olsen is a director of Marsh & McLennan Companies. He is a trustee of Bowdoin College, a trustee, vice chairman and member of the Executive Committee of Sharon Hospital and director of the South Street Seaport Museum.

Carl H. Pforzheimer, III (63)       Managing Partner of Carl                    1999
                                    H. Pforzheimer & Co.
                                    (broker dealer; investment advisor)

Mr. Pforzheimer joined the Pforzheimer firm in 1963, became a partner in 1964 and Managing Partner in 1974. He is also a director of Ampco-Pittsburgh Corporation. Mr. Pforzheimer is president of The Carl and Lily Pforzheimer Foundation, and trustee and executive committee member of Pace University and The Visiting Nurse Service of New York. He is a trustee and a member of the executive committee of The New York Public Library and a member of the executive committee of the Committee on University Resources of the Board of Overseers of Harvard College.

Maribeth S. Rahe         (51)       Vice Chairman of the Board                  1997
                                    of the Corporation and the
                                    Trust Company

Prior to joining U.S. Trust as vice chairman, Ms. Rahe was with Harris Bank serving as vice chair of the board from 1995 and as senior executive vice president from 1994, executive vice president 1991-1994 and senior vice president 1988 -1991. She was also with Harris Bank from 1974 to 1980. From 1980 to 1988, she held various positions with Morgan Guaranty Trust Company and J.P. Morgan Investment Management in London and New York. Ms. Rahe is a director of Trustmark Insurance Company and of the advisory board of Pasquinelli Construction Company. She has served as chairman of the Private Banking Section of the American Bankers Association. Ms. Rahe also serves on the board of Rush-Presbyterian-St. Luke's Medical Center and is vice chairman and treasurer of the Foundation Board of the Committee of 200. She is a member of the Business Committee at the Metropolitan Museum of Art and The Chicago Network.


H. Marshall Schwarz      (63)       Chairman of the Board and                   1977
                                    Chief Executive Officer of
                                    the Corporation and the
                                    Trust Company

Mr. Schwarz joined the Trust Company in 1967 after a seven-year association with Morgan Stanley & Co. In 1972, he was elected a senior vice president and head of the Banking Division. He was elected executive vice president and chief operating officer of the Trust Company's Bank Group in 1977 and chief operating officer of the Asset Management Group in 1979. Mr. Schwarz served as president of the Corporation and the Trust Company from June 1986 through January 1990 and became chairman and chief executive officer effective February 1, 1990. He is also a director of Atlantic Mutual Companies and Bowne & Co., Inc. Mr. Schwarz is a trustee and former chairman of the board of the American Red Cross in Greater New York, a trustee of Teachers College-Columbia University and the Camille and Henry Dreyfus Foundation, Inc., and is president of the board of trustees of Milton Academy.


                                                                                FIRST
                                    PRINCIPAL OCCUPATION AND                    BECAME
NAME                     (AGE)      BUSINESS EXPERIENCE                         DIRECTOR
-----------------------------------------------------------------------------------------
Philip L. Smith          (66)       Corporate Director and Trustee              1987

Mr. Smith was chairman of the board and director of the Golden Cat Corporation from November 1990 to July 1995. He was chairman of the board, president and chief executive officer of The Pillsbury Company from August 1988 through January 1989. Formerly, he had been associated with General Foods Corporation for over 20 years, serving in his final position as chairman of General Foods and director of Philip Morris Companies, Inc. Mr. Smith is also a director of Whirlpool Corporation. He is a trustee of the Bishops Foundation and of the Guardian of Dreams Foundation.

John Hoyt Stookey        (70)       Chairman of Suburban Propane Pts.           1989
                                    (petrochemicals and propane)

Mr. Stookey served as president of Quantum Chemical Corporation from 1975 to 1993 when Quantum was acquired by Hanson Industries, Inc. He continued as chairman of the board of Quantum, a position he held from 1986, until 1995 when Suburban Propane was organized. Prior to joining Quantum, Mr. Stookey was president of Wallace Clark Incorporated from 1969 to 1975 and served as the U.S. Representative to both private and public banks in Mexico. He is also a director of ACX Technologies Inc. Mr. Stookey is the founder and president emeritus of The Berkshire Choral Institute and founder and president of Landmark Volunteers. He is chairman of Per Scholas, Inc. and trustee of the Berkshire School, The Clark Foundation and The Robert Sterling Clark Foundation. Mr. Stookey is a member of The New York Academy of Sciences and a fellow of the American Institute of Chemists.


Frederick B. Taylor      (58)       Vice Chairman of the                        1989
                                    Board and Chief Investment
                                    Officer of the Corporation
                                    and the Trust Company

Mr. Taylor joined the Trust Company in 1966. In 1980, he was elected a senior vice president and, in 1986, he was elected an executive vice president of the Corporation and chairman, Investment Policy of the Trust Company. Mr. Taylor was elected vice chairman and chief investment officer effective February 1990. He is a member of the New York Society of Security Analysts and the Association for Investment Management and Research. Mr. Taylor serves on the board of counselors of White Plains Hospital and on the senior advisory board of the New York Chapter of the Arthritis Foundation.

Robert N. Wilson         (59)       Vice Chairman of the                        1991
                                    Board of Johnson &
                                    Johnson (health care products)

Mr. Wilson joined Johnson & Johnson in 1964. He was appointed to the executive committee in 1983 and was elected to the board of directors in 1986. Mr. Wilson is vice chairman of the board of directors of Johnson & Johnson and is also a member of the board of directors of Amerada Hess Corporation. He is a member of the board of directors and chairman-elect of the Pharmaceutical Research and Manufacturers Association. He is also a member of the board of directors of the PhRMA Foundation, Inc. and The Georgetown College Foundation, Inc. Mr. Wilson is a director of The James Black Foundation in London and a member of the National Council of World Wildlife Fund.


                                                                                FIRST
                                    PRINCIPAL OCCUPATION AND                    BECAME
NAME                     (AGE)      BUSINESS EXPERIENCE                         DIRECTOR
-----------------------------------------------------------------------------------------
Ruth A. Wooden           (53)       President of National                       1994
                                    Parenting Association
                                    (not-for-profit advocate for
                                    parents and parenting)

Ms. Wooden became president of the National Parenting Association in June 1999 after serving as president and chief executive officer of The Advertising Council from August 1987. She continues as a director of The Advertising Council. Prior to joining The Advertising Council, Ms. Wooden was employed with NW Ayer, Inc. for eleven years. She serves as a trustee of The Edna McConnell Clark Foundation, a director of Phoenix House Foundation, and a director of Replication and Program Strategies, Inc. Ms. Wooden serves as an advisor to the Columbia Health Sciences Advisory Council and the Harvard University Initiative on Social Enterprise.

The Board and Its Committees

The Corporation is governed by a Board of Directors and various committees of the Board which meet regularly throughout the year. Members of the Board are kept informed of the Corporation's business through discussions with the Chairman and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

     During 1999, the Board met 11 times. With the exception of Mr. Malkin, each director attended at least 75% of the meetings of the Board and committees on which the director served in the last year.

     The Board has four standing committees. Each committee's functions, membership and number of meetings held during 1999 are described as follows.

EXECUTIVE COMMITTEE
2 meetings in 1999


FUNCTIONS                                                                MEMBERS
--------------------------------------------------------------    ----------------------
   -  acts on behalf of the Board when the Board is not in        Eleanor Baum
      session except as limited by law                            Samuel C. Butler
                                                                  Philippe de Montebello
   -  considers nominees for election to the Board,               Antonia M. Grumbach
      including any written recommendation by a                   Jeffrey S. Maurer
      shareholder which is mailed to the attention of the         H. Marshall Schwarz
      Secretary                                                     (Chairman)
                                                                  John H. Stookey
   -  oversees Board governance matters                           Robert N. Wilson

AUDIT COMMITTEE
6 meetings in 1999


FUNCTIONS                                                                MEMBERS
--------------------------------------------------------------    ------------------------
   -  reviews adequacy of financial controls, accounting          Samuel C. Butler
      policies and reliability of financial information           Antonia M. Grumbach
                                                                  David A. Olsen
   -  oversees activities of internal auditor                     Carl H. Pforzheimer, III
                                                                  Philip L. Smith
                                                                  John H. Stookey
   -  reviews engagement of and services provided by                (Chairman)
      independent auditors

   - evaluates reports of examinations of the Corporation including regulatory examinations


COMPENSATION & BENEFITS COMMITTEE
3 meetings in 1999


FUNCTIONS                                                                MEMBERS
--------------------------------------------------------------    ------------------------
   -  determines compensation and benefits for officer-           Peter O. Crisp
      directors and other executive officers                      Robert E. Denham
                                                                  David A. Olsen
                                                                  Philip L. Smith
   -  reviews and approves compensation and benefit               Robert N. Wilson
      programs                                                     (Chairman)
                                                                  Ruth A. Wooden

   - oversees the benefit plan fiduciaries and plan administrators


CORPORATE RESPONSIBILITY COMMITTEE
3 meetings in 1999


FUNCTIONS                                                                MEMBERS
--------------------------------------------------------------    ------------------------
   -  reviews community reinvestment activities                   Eleanor Baum
                                                                  Philippe de Montebello
                                                                  Antonia M. Grumbach
   -  reviews policies, programs and practices for                  (Chairman)
      equal employment, recruiting, safety and                    Peter L. Malkin
      health, employee training, education and assistance         Carl H. Pforzheimer, III
                                                                  Ruth A. Wooden

   - reviews policies and practices relating to charitable and political contributions, ethics and investor relations issues

Executive Officers of the Registrant as of February 1, 2000

      EXECUTIVE OFFICERS                       AGE                            TITLE
---------------------------------------------------    ----------------------------------------------------------------------
H. Marshall Schwarz..........................   63     Chairman of the Board and Chief Executive Officer (since 1990)
Jeffrey S. Maurer............................   52     President (since 1990) and Chief Operating Officer (since 1994)
Maribeth S. Rahe.............................   51     Vice Chairman (since 1997); prior thereto, Vice Chairman (from 1995)
                                                       and Senior Executive Vice President
                                                       (from 1994) of Harris Bank
Frederick B. Taylor..........................   58     Vice Chairman and Chief Investment Officer (since 1990)
John M. Deignan..............................   56     Executive Vice President (since 1991)
John L. Kirby................................   52     Treasurer and Chief Financial Officer (since 1995); prior thereto,
                                                       Senior Vice President and Auditor (since 1992)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers to file reports of their holdings and transactions in Common Shares with the Securities and Exchange Commission. Based on the Corporation's records and other information, we believe that its executive officers and directors have complied with all SEC filing requirements.

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Table below shows cash and other compensation paid or accrued to the CEO and the four other most highly compensated executive officers ("Named Executive Officers") during the last three fiscal years for services rendered in all capacities to U.S. Trust. Ms. Rahe became an Executive Officer at the time she joined U.S. Trust on June 30, 1997:

                                       ANNUAL                        LONG -TERM
                                      COMPENSATION                   COMPENSATION AWARDS
                                      --------------                 --------------------
                                                                                   SECURITIES
                                                                     RESTRICTED    UNDERLYING    ALL OTHER
                                                                     UNIT          STOCK         COMPEN-
                                         SALARY     BONUS            AWARDS        OPTIONS       SATION(2)
NAME AND PRINCIPAL POSITION     YEAR      ($)        ($)             ($)(1)        (#)           ($)
----------------------------------------------------------------------------------------------------------

H.M. Schwarz                    1999     669,231   970,061(3)       609,939          17,500       56,300
   Chairman, CEO                1998     644,231   499,356(3)       492,644          14,000       57,000
                                1997     619,231   728,036          363,964          28,000      101,000

J.S. Maurer                     1999     525,385   883,382(3)       491,618          15,000       60,300
   President, COO               1998     505,385   527,500          364,500          12,500       60,500
                                1997     485,385   514,692          257,308          25,000       57,500

F.B. Taylor                     1999     525,385   800,045(3)       449,955          12,500       69,550
   Vice Chairman,               1998     505,385   427,500(3)       314,500          10,000       69,250
   Chief Investment             1997     485,385   544,694          272,306          20,000       65,750
   Officer

M.S. Rahe (4)                   1999     468,077   800,040          399,960          12,500       52,050
   Vice Chairman                1998     440,385   424,577          267,423           8,000       50,750
                                1997     212,500   400,000             -             30,000       13,250

J.M. Deignan                    1999     361,539   466,690          233,310           7,500       40,675
   Executive Vice               1998     346,539   328,016          163,984           5,000       41,250
   President                    1997     332,000   308,105          153,985          10,000       34,250

(1) Each dollar value shown in this column (other than the amount shown for Ms. Rahe in 1997; see footnote (4)) is the Restricted Units Portion of an award under the Executive Incentive Plan ("EIP"). Such dollar values for 1999 were converted into Restricted Units on February 22, 2000, as follows, based on the average of the high and low market prices of a Common Share on that date: Mr. Schwarz - 4,906 units; Mr. Maurer - 3,955 units; Mr. Taylor - 3,620 units; Ms. Rahe - 3,217 units; and Mr. Deignan - 1,877 units. A holder of Restricted Units is credited with additional units in respect of dividends that would be paid on the Common Shares underlying his or her Restricted Units. The number and value of the Named Executive Officers' aggregate Restricted Unit holdings at the end of the Corporation's last fiscal year (December 31, 1999), not including the above-mentioned February 2000 awards, were as follows: Mr. Schwarz - 23,400 units ($1,310,242); Mr. Maurer - 16,709 units ($940,666); Mr. Taylor - 16,251 units ($904,724); Ms. Rahe - 21,001 units ($1,090,746) and Mr. Deignan - 9,240 units ($507,413).

(2) See following table for identification and amount of components.

(3) The 1999 bonus amounts shown for Mr. Schwarz, Mr. Maurer and Mr. Taylor do not include the amounts waived by such individuals pursuant to split-dollar insurance agreements with the Corporation. Under these agreements, Mr. Schwarz waived his right to receive the first $250,000 and Mr. Maurer and Mr. Taylor each waived the right to receive the first $100,000 of the cash portions of any EIP awards otherwise payable to them for each of the years 1998 through 2001 (in the case of Mr. Schwarz); for each of the years 1998 through 2002 (in the case of Mr. Taylor); and for each of the years 1999 through 2003 (in the case of Mr. Maurer), and the Corporation has agreed to pay equivalent amounts of annual premiums for insurance policies on each of their lives. The Corporation is the owner of each of these policies but has endorsed to Messrs. Schwarz , Maurer and Taylor the right to name beneficiaries for their respective policies' death benefit proceeds in excess of the Corporation's aggregate premium payments under the policies.

(4) Ms. Rahe joined U.S. Trust on June 30, 1997. On that date, she was granted 17,000 restricted stock units which will vest on June 30, 2000 and options to purchase 30,000 shares at $46.438 per share which vest and become exercisable in four equal, cumulative installments on each of the first through fourth anniversaries of the grant. $13,250 was credited to the Benefit Equalization Plan on behalf of Ms. Rahe in 1997. She was not eligible for the ESOP in 1997.

All Other Compensation in 1999
--------------------------------------------------------------------------------
The following table lists "All Other Compensation" paid or accrued to each of the Named Executive Officers.


                                    Matching
                                    401(k)                BEP
                                    Contributions (1)     Allocation (2)      Total
Name                                ($)                   ($)                 ($)
-----------------------------------------------------------------------------------
H.M. Schwarz                            4,800                51,500          56,300
J.S. Maurer                             4,800                55,500          60,300
F.B. Taylor                             4,800                64,750          69,550
M.S. Rahe                               4,800                47,250          52,050
J.M. Deignan                            4,800                35,875          40,675

-----------------------------------------------------------------------------------

(1) Represents the employer matching contributions that will be made in 2000 for the 1999 plan year to the 401(k) Plan and ESOP on behalf of each of the named Executive Officers.
(2) Represents the amounts credited in 1999 to the Benefit
Equalization Plan, a non-qualified defined contribution supplemental retirement plan.

1999 Option Grants Table

The following table shows options granted during 1999 to the Named Executive Officers, including potential gains that these officers would realize under two stock price growth-rate assumptions compounded annually. Under the 5% growth-rate assumption, the indicated values would be realized if the stock price reached $123.389 per share at the end of the option term (10 years from grant). Under the 10% growth-rate assumption, the indicated values would be realized if the stock price reached $196.476 per share.


                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF
                                                                                           STOCK PRICE
                                                                                         APPRECIATION FOR
                                    INDIVIDUAL GRANTS                                     OPTION TERM(1)
                   -----------------------------------------------------------         -----------------------
                   NUMBER OF
                   SECURITIES     % OF TOTAL
                   UNDERLYING     OPTIONS
                   OPTIONS        GRANTED TO      EXERCISE OF
                   GRANTED        EMPLOYEES IN    BASE PRICE      EXPIRATION
NAME               (#)            FISCAL YEAR     ($/SH)          DATE(2)               5% ($)         10% ($)
--------------------------------------------------------------------------------------------------------------
H.M. Schwarz      17,500          3.85%           75.75           2/23/09               833,678      2,112,705
J.S. Maurer       15,000          3.30%           75.75           2/23/09               714,582      1,810,890
F.B. Taylor       12,500          2.75%           75.75           2/23/09               595,485      1,509,075
M.S. Rahe         12,500          2.75%           75.75           2/23/09               595,485      1,509,075
J.M. Deignan       7,500          1.65%           75.75           2/23/09               357,291        905,445
--------------------------------------------------------------------------------------------------------------

(1) Annual growth-rate assumptions are prescribed by rules of the Securities and Exchange Commission and do not reflect actual or projected price appreciation of the Common Shares.
(2) Each option will vest and become exercisable in four equal, cumulative installments on each of the first through fourth anniversary dates of the date of grant (February 23, 1999).

Aggregated Option Exercises in 1999 and Year-End Option Values

The following table shows the stock option exercises by each Named Executive Officer in the fiscal year ended December 31, 1999. It also shows the number of vested and unvested unexercised options, and the value of vested and unvested unexercised in-the-money options, as of December 31, 1999.


                                                                        NUMBER OF
                                                                        SECURITIES                           VALUE OF
                                                                        UNDERLYING                         UNEXERCISED
                                                                        UNEXERCISED                         IN-THE-MONEY
                                                                        OPTIONS AT                          OPTIONS AT
                        SHARES                                          YEAR-END(#)                        YEAR-END($)(2)
                      ACQUIRED ON             VALUE             -----------------------------       -----------------------------
NAME                  EXERCISE(#)         REALIZED($)(1)          EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------------
H.M. Schwarz              3,000                 183,938                 76,750 / 150,750                 3,958,648 / 6,735,185
J.S. Maurer                -                    -                       75,797 / 118,375                 3,978,655 / 5,145,645
F.B. Taylor                -                    -                       52,250 / 95,250                  2,683,417 / 4,121,563
M.S. Rahe                  -                    -                       17,000 / 33,500                    539,376 / 661,103
J.M. Deignan               -                    -                       26,124 / 36,876                  1,341,652 / 1,402,030
---------------------------------------------------------------------------------------------------------------------------------


(1) Aggregate market value on the date(s) of exercise less aggregate exercise price.

(2) Total value of unexercised options is based on the difference between aggregate market value of the Common Shares at $80.18 per share, the closing price on December 31, 1999, and aggregate exercise price.

Retirement Benefits

The Named Executive Officers participate in the Employees' Retirement Plan of United States Trust Company of New York and Affiliated Companies (the "Retirement Plan"), a tax qualified noncontributory defined benefit pension plan. An annual pension benefit equal to a percentage (based on the participant's credited years of service up to a maximum of 35 years) of average base salary (based on the participant's highest five consecutive years of base salary during the last ten plan years of employment), reduced by a portion of such participant's annual Social Security covered compensation is payable after retirement in the form of an annuity.

     The amount of benefits payable from the Retirement Plan trust is limited by the restrictions applicable to qualified plans under the Internal Revenue Code. The table below shows the annual pension benefit accrued as of December 31, 1999 under the Retirement Plan for each Named Executive Officer, and the estimated annual pension benefit payable upon retirement at normal retirement age (65) as a single life annuity under the Retirement Plan to the Named Executive Officers:

                                                              ANNUAL RETIREMENT              ESTIMATED ANNUAL
                                                               BENEFIT ACCRUED              RETIREMENT BENEFIT
NAME                                                           AS OF 12/31/99                    AT AGE 65
------------------------------------------------------------------------------------------------------------------
H.M. Schwarz                                                      $   118,900                $     121,700
J.S. Maurer                                                           100,800                      107,800
F.B. Taylor                                                           119,600                      121,500
M.S. Rahe (1)                                                          10,300                       55,100
J.M. Deignan                                                           50,400                       75,400
------------------------------------------------------------------------------------------------------------------

(1) Benefits under the Retirement Plan vest after five years of service. Ms. Rahe will vest in her Retirement Plan benefits on June 30, 2002.

In addition, under the Corporation's Benefit Equalization Plan (the "BEP"), an amount is credited each year to the account of a Retirement Plan participant equal to a specific percentage (based on the participant's age at December 31 of such year) of the participant's base salary in excess of the Internal Revenue Code compensation limitation ($160,000 in 1999). Such amounts credited to the Named Executive Officers are included under the caption "All Other Compensation" in the Summary Compensation Table above. At retirement, a participant is paid, in addition to his or her benefit under the Retirement Plan, the value of his or her individual BEP account, partly in cash and partly in Common Shares, in either a lump sum or installments.

Change in Control Provisions

The Corporation's compensation and benefit plans generally provide for the acceleration of the payment of benefits in the event of a "change in control" of the Corporation, unless the Board of Directors otherwise determines prior to the date of such change in control (or not later than 45 day thereafter in certain circumstances). A "change in control" means: (i) 20% or more of the Common Shares have been acquired by any person (as defined by Section 3(a)(9) of the Securities Exchange Act of 1934) other than directly from the Corporation; (ii) a merger or equivalent combination has occurred after which 49% or more of the voting stock of the surviving corporation is held by persons other than former shareholders of the Parent; or (iii) 20% or more of the directors elected by shareholders to the Board of Directors of the Parent are persons who were not nominated by the Board of Directors or Executive Committee of the Board of Directors in the most recent proxy statement of the Corporation.

     Upon a change in control (a) all stock options granted and held under the 1995 Stock Option Plan would become immediately exercisable; (b) each outstanding but unexercised option under the 1995 Stock Option Plan would be canceled, and an amount equal to the excess of the Determined Value (as defined) of the Common Shares subject to such option over the aggregate purchase price of such Common Shares under such option would become payable in cash; (c) all deferred awards under the 1989 Stock Compensation Plan ("Stock Plan") would become immediately payable in cash in an amount equal to the sum of the Interest Portion (as defined) of such awards and the Determined Value (as defined) of the number of Common Shares corresponding to the number of units included in the phantom share unit portion of such awards; (d) benefit equalization units previously granted under the Stock Plan (a form of phantom share unit) would become immediately payable in cash in an amount equal to the Determined Value (as defined) of the number of Common Shares corresponding to the number of benefit equalization units credited to the participant; (e) awards under the EIP for the year in which the change in control occurs would be deemed to have been earned in full and to the maximum extent, and would be immediately payable in cash; (f) Restricted Units granted under the EIP would become immediately vested and would become payable in cash in an amount equal to the Determined Value (as defined in the applicable Plan) of such Restricted Units; (g) accounts under the Executive Deferred Compensation Plan would become immediately payable; and (h) excess pension benefits under the BEP would become immediately payable in cash.
(1)

     The Retirement Plan provides that, if it is terminated within four years after a change in control, surplus assets in the plan would be applied (subject to the Internal Revenue Code and other tax qualification requirements) to increase on a pro rata basis the pension benefits payable to all qualified participants, including the Named Executive Officers.

     The 1990 Change in Control and Severance Policy for Top Tier Officers "Top Tier Plan" provides each Named Executive Officer with severance benefits (i) in the event of such officer's involuntary termination (as defined in such plan) of employment within two years following a change in control or (ii) in the case of a member of the Office of the Chairman, in the event of such officer's voluntary termination of employment within six months following a change in control. Such benefits would be payable in cash in an amount equal to the sum of (a) two times such officer's then current annual base salary, (b) two times the average of the highest three of the previous five year's awards to such officer under the EIP and (c) 26 times such officer's then current weekly base salary. In addition, the policy provides for a "gross-up" payment in an amount that is intended to make the officer whole, on an after-tax basis, for any excise tax imposed under section 280G of the Internal Revenue Code on any benefit payable to the officer under such policy or otherwise that would be deemed an excess parachute payment. In addition, the Parent and the Trust Company have entered into "Benefit Protection Agreements" with each Named Executive Officer which provide for the payment of the Change in Control Benefits that otherwise would be payable to such officers under each of the plans or agreements described above if a change in control occurs, even if the Board of Directors should determine that the transaction in question should not be treated as a change in control for purposes of any one or more of such plans or agreements. (2)
--------------------------------------------------------------------------------
(1) On January 12, 2000, the Board of Directors adopted amendments to the "change in control" provisions of the non-qualified equity based plans described in this section to provide that stock options and other equity-based compensation denominated in common shares of U.S. Trust or share equivalents will become fully exercisable or vested, as applicable, and will be paid out at the effective time of the merger with The Charles Schwab Corporation ("Schwab"), to the extent, in the case of stock options, not previously exercised, in the form of Schwab common stock having an equivalent value to the value of the participant's respective equity based awards. With respect to the cash components of the non-qualified plans described in this section, the Board of Directors amended such plans to provide that any outstanding awards that are not equity based will become fully vested at the effective time of the merger to the extent not then already vested, but that such plans will otherwise continue in effect in accordance with their original terms.

(2) Simultaneously with the execution of the Agreement and Plan of Merger with Schwab, the Named Executive Officers entered into employment agreements that would provide for a waiver of their rights under the Top Tier Plan and Benefit Protection Agreements.

Benefit Protection Trusts(1)

Certain of the benefit and compensation plans maintained by the Corporation and the Trust Company will be supported by the following grantor trusts, the assets of which are subject to the claims of the Corporation's and the Trust Company's respective creditors: the U.S. Trust Corporation Benefits Protection Trust I; U.S. Trust Corporation Benefits Protection Trust II; and the United States Trust Company of New York and affiliated Companies Executive Benefits Protection Trust. The U.S. Trust Corporation Benefits Trust I also supports certain benefits payable under the Board Members Deferred Compensation Plan.

     Upon a change in control (as defined in the applicable plans and trust agreements), the trust funds would be used to make benefit payments to the officers and Board members. No contributions have been made to the trusts to date.

--------------------------------------------------------------------------------
(1) On January 12, 2000, the Board of Directors determined that the merger with Schwab pursuant to the Agreement and Plan of Merger would not constitute a "change in control" for purposes of the Benefit Protection Trusts.


Directors' Compensation

Non-employee directors received a $26,000 cash retainer and a stock retainer of 400 Common Shares. U.S. Trust credited $5,000 in the form of phantom share units to each non-employee director's deferred account under the Board Members' Deferred Compensation Plan (see below.)

     Annual retainers were paid to non-employee directors for service on Board Committees in 1999 as follows:


AUDIT COMMITTEE                                            CORPORATE RESPONSIBILITY COMMITTEE
---------------                                            ----------------------------------
      Chairman                $12,500                               Chairman          $5,000
      Members                 $10,000                               Members           $3,000


COMPENSATION & BENEFITS COMMITTEE                           EXECUTIVE COMMITTEE
---------------------------------                           -------------------
     Chairman                 $10,000
     Members                   $7,000                              Members            $3,000

     All directors are reimbursed for travel and other out-of-pocket expenses incurred by them in attending Board or committee meetings.

     Under the Board Members' Deferred Compensation Plan, non-employee directors may defer all or part of their cash retainers. All deferrals are allocated between an interest account and a phantom share unit account with a minimum of 50% of deferred amounts allocated to phantom share units ("PSUs"). Interest accounts are credited with earnings based on four available rates of return: the Trust Company's prime rate and rates of return matching those of the Standard & Poor's 500 Index, the Lehman Bros. Government/Corporate Bond Index and the IBC's Money Fund Report First Tier Average. Deferred compensation and the $5,000 annual credit are converted into PSUs on the basis of the market value of a Common Share at the time of conversion. As dividends are paid on Common Shares, PSUs earn common share dividend equivalents which are converted into additional PSUs on the basis of the market value of a Common Share on the relevant dividend payment date. Payouts of interest account balances are made in cash, and payouts with respect to PSUs consist of one Common Share for each whole PSU. A director's right to receive future payments under any deferred account is an unsecured claim against the Corporation's general assets.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

5% Shareholders

The following table contains information as of the close of business on February 18, 2000 concerning beneficial ownership of Common Shares by owners of more than 5% of the outstanding Common Shares and by the Trust Company and our affiliates. Beneficial ownership means direct ownership with sole voting and dispositive power unless otherwise indicated. Other than information with respect to shares held in the 401(k) Plan and ESOP and by our affiliates, our information is based on reports filed with the Securities and Exchange Commission by each of the firms and individuals listed in the table below. If you wish, you may obtain the reports from the SEC.


NAME AND                                                     NUMBER OF
ADDRESS OF BENEFICIAL                                        SHARES OWNED                                     PERCENT
OWNER                                                        BENEFICIALLY                                     OF CLASS
---------------------------------------------------------------------------------------------------------------------------
401 (k) Plan and ESOP of United States Trust                 3,019,664 shares (in a fiduciary
   Company of New York and Affiliated Companies              capacity)                                         16.05%
   114 West 47th Street
   New York, New York 10036

David S. Gottesman                                           1,000,600 shares (with sole voting
   437 Madison Avenue                                        and dispositive power) (1)                         5.32%
   New York, New York 10022

United States Trust Company of New York and                  1,126,874 shares (in fiduciary and
   Affiliated Companies                                      agency capacities) (2)                             5.99%
   114 West 47th Street
   New York, New York 10036
---------------------------------------------------------------------------------------------------------------------------

(1)Information with respect to David S. Gottesman has been obtained from Mr. Gottesman's filings with the Securities and Exchange Commission and from First Manhattan Co., of which Mr. Gottesman is a general partner. First Manhattan Co. holds 12,505 shares in accounts of clients as to which it may be deemed to have shared voting power and 11,035 shares as to which it may be deemed to have shared dispositive power. Mr. Gottesman disclaims beneficial ownership of all such shares held in accounts of clients. Such filings further disclose that the shares acquired by Mr. Gottesman were acquired solely for investment purposes.
(2) U.S. Trust has sole voting power as to 16,630 of such shares, shared voting power as to 50,963 of such shares, sole dispositive power as to 592,700 of such shares and shared dispositive power as to 534,174 of such shares. As a matter of policy, U.S. Trust votes Common Shares held in an agency capacity only as directed by its clients, and where it holds Common Shares as a co-fiduciary, votes such shares as directed by the other co-fiduciaries. Shares held by U.S. Trust as sole fiduciary of a trust are not voted unless specific voting instructions are given pursuant to the governing instrument.

     Other than as set forth above, management of the Corporation is aware of no person who, on the record date, was the beneficial owner of more than 5% of the Corporation's outstanding Common Shares.

Share Ownership of Directors and Executive Officers

The following table shows the Common Shares beneficially owned directly or indirectly as of February 18, 2000 by the Corporation's directors, the executive officers named in the Summary Compensation Table and all directors and executive officers as a group. Other than Messrs. Schwarz, Maurer and Taylor, no director or executive officer beneficially owns 1% or more of the Common Shares. All directors and executive officers as a group beneficially own 4.899% of the Common Shares.


                                                                                SHARE EQUIVALENTS
                                                                                 ATTRIBUTABLE TO
                                         SHARES                                BOARD DEFERRALS AND           TOTAL HOLDINGS
                                      BENEFICIALLY             PERCENT        OFFICER DEFERRALS AND             INCLUDING
NAME OF BENEFICIAL OWNER               OWNED (1)              OF CLASS         EIP AWARDS (2) (3)           SHARE EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------------
H. Marshall Schwarz                         208,806            1.104 %               380,788                    589,594
Jeffrey S. Maurer                           192,631 (4)        1.019 %               172,284                    364,915
Frederick B. Taylor                         202,724 (5)        1.074 %                97,495                    300,219
Maribeth S. Rahe                             30,728                                   21,347                     52,075
John M. Deignan                              55,231                                   43,513                     98,744
Eleanor Baum                                  2,800                                    3,465                      6,265
Samuel C. Butler                             19,169 (6)                               41,600                     60,769
Peter O. Crisp                                3,600                                   10,599                     14,199
Philippe de Montebello                        5,800                                    1,630                      7,430
Robert E. Denham                              6,800                                      516                      7,316
Antonia M. Grumbach                           6,100                                      600                      6,700
Peter L. Malkin                               4,600                                    2,067                      6,667
David A. Olsen                                6,374                                      525                      6,899
Carl H. Pforzheimer, III                     35,500 (7)                                  480                     35,980
Philip L. Smith                              14,400                                    1,758                     16,158
John H. Stookey                              60,424                                    4,479                     64,903
Robert N. Wilson                             14,505                                      735                     15,240
Ruth A. Wooden                                3,000                                    2,209                      5,209
All directors and executive                 938,616            4.899 %               796,491                  1,735,107
   officers as a group
   (numbering 19 persons)
-----------------------------------------------------------------------------------------------------------------------------

(1) The number of shares shown for each executive officer includes shares that may be acquired upon the exercise of stock options exercisable within 60 days of February 18, 2000 as follows: Mr. Schwarz 100,375 shares, Mr. Maurer 84,750 shares, Ms. Rahe 22,125 shares, Mr. Taylor 68,125 shares, Mr. Deignan 34,375 shares, and all directors and executive officers as a group 343,750 shares.

     Also included in this column are shares credited to participant accounts under the Employee Stock Purchase Plan (ESPP) and U.S. Trust 401(k) Plan and ESOP as follows: Mr. Schwarz 81 shares (ESPP), 969 shares (401(k) Plan) and 6,250 shares (ESOP); Mr. Maurer 331 shares (ESPP), 29,193 shares (401(k) Plan) and 6,250 shares (ESOP); Ms. Rahe 331 shares (ESPP), 5,545 shares (401(k) Plan) and 397 shares (ESOP); Mr. Taylor 331 shares (ESPP), 46,468 shares (401(k) Plan) and 6,250 shares (ESOP); and Mr. Deignan 289 shares (ESPP), 3,117 shares (401(k)
Plan) and 6,250 shares (ESOP). In general, Plan participants have voting and dispositive power with respect to Common Shares held for their account in the 401(k) Plan, and have voting power with respect to Common Shares held for their account in the ESPP and ESOP.

(2) Directors defer a certain portion of their cash compensation each year and may defer all cash compensation under the Board Members' Deferred Compensation Plan. For more information on the Deferred Compensation Plan, see "Directors' Compensation".

(3) The number of shares shown for executive officers includes shares attributable to deferred awards under the 1989 Stock Compensation Plan and Predecessor Performance Plans and shares attributable to awards under the Executive Incentive Plan. For more information, see "Executive Compensation, Summary Compensation Table".

(4) Includes 5,000 shares owned by Mr. Maurer's wife as to which he disclaims beneficial ownership and 7,968 shares held in the Maurer family limited partnership.

(5) Includes 7,978 shares owned by Mr. Taylor's wife as to which he disclaims beneficial ownership, 400 shares held in a family trust for which Mr. Taylor is trustee, 540 shares held in a trust of which Mr. Taylor is sole trustee and in which he has a beneficial interest, and 918 shares held in a family foundation.

(6) Includes 2,500 shares held in a trust of which Mr. Butler is trustee, 9,828 shares held in a trust in which he has a beneficial interest and 600 shares held in a charitable trust with respect to which Mr. Butler has voting and dispositive power.

(7) Includes 700 shares held in a profit-sharing plan of which Mr. Pforzheimer is the trustee, 3,000 shares held in a discretionary client account as to which Mr. Pforzheimer has voting and dispositive power, and 21,000 shares held in a foundation, with respect to which shares Mr. Pforzheimer has voting and dispositive power.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of the Corporation's directors are U.S. Trust customers and some of the directors are officers of corporations or members of partnerships which are U.S. Trust customers. As customers, they have had transactions in the ordinary course of business, including borrowings, all of which were on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. In the ordinary course of business, we use the products or services of a number of organizations with which directors of the Corporation are affiliated as officers or partners and we expect to have similar transactions with such organizations in the future. Mr. Butler, Mr. Denham, Ms. Grumbach and Mr. Malkin are each partners in law firms that provide legal services to U.S. Trust from time to time. We believe that these transactions have been on terms that were at least as favorable as those available from other service providers. In 1999, the law firm of Cravath, Swaine & Moore, of which Mr. Butler is a partner, performed legal services for U.S. Trust Company of New York and the law firm of Munger, Tolles & Olson LLP, of which Mr. Denham is a partner, performed legal services for U.S. Trust Company, N.A.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K


The following financial statements are included in the Current Report on Form 8-K bearing cover date of February 22, 2000 and included as Exhibit 99 to this Form 10-K:

        Consolidated Statement of Income (Page 1 of Exhibit 99.5 of Form 8-K)

        Consolidated Statement of Condition (Page 2 of Exhibit 99.5 of Form
        8-K)

        Consolidated Statement of Changes in Stockholders' Equity (Page 3 of
        Exhibit 99.5 of Form 8-K)

        Consolidated Statement of Changes in Cash Flows (Page 4 of Exhibit
        99.5 of Form 8-K)

Reports on Form 8-K:

   No reports were filed during the fourth quarter of 1999. On January 14, 2000, the U.S. Trust Corporation (the "Corporation") filed a Current Report on Form 8-K, reporting under Item 5 and Item 7. The Form 8-K was filed to report that the Corporation had entered into an Agreement and Plan of Merger dated as of January 12, 2000 with The Charles Schwab Corporation ("Schwab"). On February 22, 2000, the Corporation filed a Current Report on Form 8-K, reporting under Item 5. The Form 8-K presented the consolidated financial statements and notes thereto, the independent accountants report, unaudited management's discussion and analysis and supplementary financial information of the Corporation for the year ended December 31, 1999.

Other schedules:

   Other schedules are omitted because the required information either is not applicable or is not present in amounts sufficient to require submission of schedule.

                                EXHIBIT INDEX
------------------  ------------------------------------------------------------
     EXHIBIT NO.                 ITEM
------------------  ------------------------------------------------------------

          2 Agreement and Plan of Merger dated as of January 12, 2000, by and among The Charles Schwab Corporation, Patriot Merger Corporation and the Registrant, filed as Exhibit 2.1 to Form 8-K dated January 14, 2000. (1)

          3.1 Certificate of Incorporation of the Registrant dated June 2, 1999, filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1999.(1)

          3.2 Restated By-Laws of the Registrant dated April 27, 1999, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 1999.(1)

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

          4.1 Rights Agreement, dated as of September 1, 1995, between the Registrant and First Chicago Trust Company of New York, as Rights Agent, filed on September 5, 1995 as Exhibit 1 to the Corporation's Registration Statement on Form 8-A for the registration under Section 12(g) of the Securities Exchange Act of 1934 of Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares (the "8-A").(1)

          4.2 Specimen certificate representing Rights to Purchase the Corporation's Series A Participating Cumulative Preferred Shares, filed on September 5, 1995 as Exhibit B to Exhibit 1 to the 8-A.(1)

         10.1 Sublease agreement, dated September 1, 1995, between The Chase Manhattan Bank (National Association), as Sublessor, and United States Trust Company of New York (the "Trust Company"), as Sublessee, covering space at 770 Broadway, New York, New York, filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "1995 10-Q").(1)

         10.2 Lease, dated as of September 10, 1987, between 46-47 Associates, as Lessor, and the predecessor to the Trust Company ("USTNY"), as Lessee, covering space at 114 West 47th Street, New York, New York; letters modifying the terms of such Lease dated, respectively, September 10, 1987 and October 2, 1989; Subordination Agreement dated as of September 10, 1987 between USTNY and 1133 Building Corp. subordinating to such Lease a ground lease with respect to the property subject to such Lease; Right of First Refusal dated as of September 10, 1987 between USTNY and the Lessor respecting the construction of an annex (at 130 West 47th Street, New York, New York) adjacent to the property subject to such Lease and which annex is to be subject to such Lease; and Agreement dated as of September 10, 1987 among USTNY, the Lessor and 1155 Office Building Corp. under which USTNY and the Lessor may exercise an option to purchase property (at 132 West 47th Street, New York, New York) contiguous to the property subject to such Lease, all filed as Exhibit (10)(k) to the former U.S. Trust Corporation's ("UST") Annual Report on Form 10-K (Commission File No. 0-8709) for the fiscal year ended December 31, 1989.(1)
------------------------------- ------------------------------------------------
 (1)  Incorporated herein by reference.

------------------  ------------------------------------------------------------
     EXHIBIT NO.                 ITEM
------------------  ------------------------------------------------------------

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

          10.10 Fifth Lease Modification Agreement dated April 15, 1999, between 46-47 Associates, L.L.C., as Lessor and the Trust Company, as Lessee, amending the lease agreement dated September 10, 1987 (see Exhibit 10.2 above).

          10.11 Agreement of Lease dated December 21, 1998, between Newport Office Center III Company LLC, as Lessor, and U.S. Trust Company of New Jersey, as Lessee, for space in the Newport Office Center in Jersey City, New Jersey, filed as Exhibit
                    10.10 to the Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). (1)

          10.12 Services Agreement between USTNY and the Trust Company, dated September 1, 1995, filed as Exhibit 2.6 to Amendment No. 1, dated December 27, 1995 to the 1995 10-Q.(1)

                    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          10.13 U.S. Trust Corporation Stock Plan for Non-Officer Directors, as amended and restated effective as of September 1, 1995, filed as Exhibit 10.8 to the 1995 10-Q.(1)

--------------------------------------------------------------------------------
 (1)  Incorporated herein by reference.

------------------  ------------------------------------------------------------
     EXHIBIT NO.                 ITEM
------------------  ------------------------------------------------------------

          10.14 1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997, filed as Exhibit 10.9 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

          10.15 Amendment, effective January 1, 1998, to the 1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997, filed as
                    Exhibit 10.14 to the 1998 10-K. (1)

          10.16 Amendment, effective January 12, 2000, to the 1989 Stock Compensation Plan and Predecessor Plans of the Corporation, as amended and restated through July 1, 1997 and amended January 1, 1998.

          10.17 Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997, filed as Exhibit
                    10.10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

          10.18 Amendment, effective April 28, 1998, to the Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997, filed as Exhibit
                    10.16 to the 1998 10-K. (1)

          10.19 Amendment, effective January 1, 1999, to the Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997 and amended effective April 28, 1998, filed as Exhibit 10.17 to the 1998 10-K. (1)

          10.20 Amendment, effective January 12, 2000, to the Benefit Equalization Plan of the Corporation, as amended and restated effective as of January 1, 1997 and amended April 28, 1998 and January 1, 1999.

          10.21 Board Members' Deferred Compensation Plan of the Corporation, as amended and restated through January 1, 1997, filed as Exhibit 10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)

          10.22 Amendment, effective April 28, 1998, to the Board Members' Deferred Compensation Plan of the Corporation, as amended and restated through January 1, 1997, filed as Exhibit 10.19 to the 1998 10-K. (1)

          10.23 1995 Annual Incentive Plan of the Trust Company and Affiliated Companies, as amended and restated effective January 1, 1996, filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K").(1)

          10.24 Amendment, effective January 1, 1999, to the 1995 Annual Incentive Plan of the Trust Company and Affiliated Companies, as amended and restated effective January 1, 1996, filed as Exhibit 10.22 to the 1998 10-K. (1)

          10.25 1990 Change in Control and Severance Policy for Top Tier Officers of the Trust Company and Affiliated Companies as amended and restated effective as of October 22, 1996, filed as Exhibit 10.16 to the 1996 10-K.(1)

          10.26 1990 Change in Control and Severance Policy for Officers and Employees of the Trust Company and Affiliated Companies as amended and restated effective as of October 22, 1996, filed as Exhibit 10.17 to the 1996 10-K.(1)
--------------------------------------------------------------------------------
(1)Incorporated herein by reference.

------------------  ------------------------------------------------------------
     EXHIBIT NO.                 ITEM
------------------  ------------------------------------------------------------

          10.27 Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997, filed as Exhibit
                    10.18 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. (1)


          10.28 Amendment, effective April 28, 1998, to the Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997, filed as Exhibit 10.26 to the 1998 10-K. (1)


          10.29 Amendment, effective January 1, 1999, to the Executive Deferred Compensation Plan of the Corporation, as amended and restated through July 1, 1997 and amended effective April 28, 1998, filed as Exhibit 10.27 to the 1998 10-K. (1)


          10.30 Executive Incentive Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. (1)


          10.31 Amendment, effective January 1, 1999, to the Executive Incentive Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.29 to the 1998 10-K.
                    (1)


          10.32 Amendment, effective January 12, 2000, to the Executive Incentive Plan of the Corporation, as adopted effective January 1, 1997 and amended January 1, 1999.


          10.33 1995 Stock Option Plan of the Corporation, as amended and restated effective November 1, 1996, filed as Exhibit 10.20 to the 1996 10-K.(1)

          10.34 Amendment, effective January 12, 2000 to the 1995 Stock Option Plan of the Corporation, as amended and restated effective November 1, 1996.


          10.35 Agreements re supplemental retirement benefits for H. Marshall Schwarz, Jeffrey S. Maurer and Frederick B. Taylor, as amended and restated as of August 29, 1995, filed as
                    Exhibit 10.21 to the 1995 10-Q.(1)


          10.36 Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.22 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.(1)


          10.37 Amendment, effective January 1, 1998, to the Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997, filed as Exhibit 10.33 to the 1998 10-K. (1)


          10.38 Amendment, effective January 12, 2000, to the Deferred Restricted Unit Plan of the Corporation, as adopted effective January 1, 1997 and amended January 1, 1998.


          10.39 Form of Benefits Protection Agreement for H. Marshall Schwarz, Jeffrey S. Maurer and Frederick B. Taylor, filed as
                    Exhibit 10.23 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.(1)

          10.40     Form of Benefits Protection Agreement, filed as Exhibit
                    10.24 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.(1)
--------------------------------------------------------------------------------
(1)  Incorporated herein by reference.

------------------  ------------------------------------------------------------
      EXHIBIT NO.                 ITEM
------------------  ------------------------------------------------------------

          10.41     Benefits Protection Agreement for Maribeth S. Rahe, filed as
                    Exhibit 10.25 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. (1)

          21        List of Subsidiaries of the Corporation

          23        Consent of Independent Accountants

          27        Financial Data Schedule

          99 Current Report on Form 8-K filed February 22, 2000 and exhibits thereto

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

                                   U. S. TRUST CORPORATION
                                   (Registrant)
  Dated: March 15, 2000            By: /s/ RICHARD E. BRINKMANN
                                      -------------------------
                                         Richard E. Brinkmann
                                         Comptroller and Chief Planning Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                           SIGNATURE                              TITLE                          DATE
      ------------------------------------------------     ---------------------             --------------
      /s/ H. MARSHALL SCHWARZ                              Chairman of the Board             March 15, 2000
      ------------------------------------------------
           H. Marshall Schwarz                             and Director (Chief
                                                           Executive Officer)

      /s/ JOHN L. KIRBY                                    Treasurer and Chief               March 15, 2000
      ------------------------------------------------
           John L. Kirby                                   Financial Officer


      /s/ RICHARD E. BRINKMANN                             Comptroller and                   March 15, 2000
      ------------------------------------------------
           Richard E. Brinkmann                            Chief Planning Officer
                                                           (Chief Accounting Officer)

      /s/ ELEANOR BAUM                                     Director                          March 15, 2000
      ------------------------------------------------
          Eleanor Baum

      /s/ SAMUEL C. BUTLER                                 Director                          March 15, 2000
      ------------------------------------------------
          Samuel C. Butler

      /s/ PETER O. CRISP                                   Director                          March 15, 2000
      ------------------------------------------------
          Peter O. Crisp

      /s/ PHILIPPE DE MONTEBELLO                           Director                          March 15, 2000
      ------------------------------------------------
          Philippe de Montebello

      /s/ ROBERT E. DENHAM                                 Director                          March 15, 2000
      ------------------------------------------------
          Robert E. Denham

      /s/ ANTONIA M. GRUMBACH                              Director                          March 15, 2000
      ------------------------------------------------
          Antonia M. Grumbach

                                                           Director                          March 15, 2000
      ------------------------------------------------
          Peter L. Malkin

      /s/ JEFFREY S. MAURER                                Director                          March 15, 2000
      ------------------------------------------------
          Jeffrey S. Maurer

      /s/ DAVID A. OLSEN                                   Director                          March 15, 2000
      ------------------------------------------------
          David A. Olsen

      /s/ CARL H. PFORZHEIMER III                          Director                          March 15, 2000
      ------------------------------------------------
          Carl H. Pforzheimer III

      /s/ MARIBETH S. RAHE                                 Director                          March 15, 2000
      ------------------------------------------------
          Maribeth S. Rahe

                                                           Director                          March 15, 2000
      ------------------------------------------------
           Philip L. Smith

      /s/ JOHN HOYT STOOKEY                                Director                          March 15, 2000
      ------------------------------------------------
          John Hoyt Stookey

      /s/ FREDERICK B. TAYLOR                              Director                          March 15, 2000
      ------------------------------------------------
          Frederick B. Taylor

      /s/ ROBERT N. WILSON                                 Director                          March 15, 2000
      ------------------------------------------------
          Robert N. Wilson

      /s/ RUTH A. WOODEN                                   Director                          March 15, 2000
      ------------------------------------------------
          Ruth A. Wooden