Form 10-K/A
period 1998-12-31
U S TRUST CORP /NY
filed 2000-04-28
CIK 936301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER
             DECEMBER 31, 1998                                  0-20469
                                 ---------------

                             U.S. TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW YORK                                    13-3818952
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

  114 WEST 47TH STREET, NEW YORK, NEW YORK                      10036
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 852-1000
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

          Common Shares, Par Value $1 Per Share, Nasdaq National Market (Title of Class and name of each exchange on which registered)

  Rights to Purchase Series A Participating Cumulative Preferred Shares, Nasdaq
                                National Market
         (Title of Class and name of each exchange on which registered)
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No
                                       --       --

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

    18,597,551 Common Shares, Par Value $1 Per Share, as of January 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference into Part III.

         The following amendment to Item 8 "Financial Statements and Supplementary Data" is for the sole purpose of adding the city and state of the independent accountant's office to the Report of Independent Accountants included in Exhibit 13 to the Form 10-K for the fiscal year ended December 31, 1998. No other change was made to Item 8 "Financial Statements and Supplementary Data".



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   U. S. TRUST CORPORATION
                                   (Registrant)

    Dated: April 28, 2000          By: /s/ RICHARD E. BRINKMANN
                                      --------------------------------
                                        Richard E. Brinkmann
                                        Comptroller and Chief Planning Officer