Form 10-K/A
period 1999-12-31
U S TRUST CORP /NY
filed 2000-04-28
CIK 936301

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
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------                -----------------------------------------
  COMMON SHARES, PAR VALUE $1 PER SHARE              NEW YORK STOCK EXCHANGE

       RIGHTS TO PURCHASE SERIES A                   NEW YORK STOCK EXCHANGE
 PARTICIPATING CUMULATIVE PREFERRED SHARES

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

The following amendment to Item 8 "Financial Statements and Supplementary Data" is for the sole purpose of adding the city and state of the independent accountant's office to the Report of Independent Accountants. Item 8 was incorporated into the Form 10-K by reference to Exhibit 99.5 to the Form 8-K filed February 22, 2000, which Form 8-K was filed as Exhibit 99 to the Form 10-K Report. No other change was made to Item 8 "Financial Statements and Supplementary Data".

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   U. S. TRUST CORPORATION
                                   (Registrant)

    Dated: April 28, 2000          By: /s/ RICHARD E. BRINKMANN
                                       --------------------------------------
                                       Richard E. Brinkmann
                                       Comptroller and Chief Planning Officer