Form 10-Q
period 2000-03-31
U S TRUST CORP /NY
filed 2000-05-12
CIK 936301

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: MARCH 31, 2000

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

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

       19,304,578 shares, Common Stock, $1 par value, as of April 30, 2000

                                 FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                                                                                                        Page
                                                                                                        ----
Statement of Income                                                                                       3

Statement of Condition                                                                                    4

Statement of Changes in Stockholders' Equity                                                              5

Statement of Cash Flows                                                                                   6

Notes to the Condensed Consolidated Financial Statements                                               7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
   And Results of Operations                                                                          12-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    21-23


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                25


SIGNATURE                                                                                                26

                             U.S. TRUST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------
                                                                         INCREASE (DECREASE)
                                                                       ------------------------
                                           2000           1999            $                 %
                                         --------       --------       --------        --------
Fee Revenue                              $121,261       $ 99,970        $21,291            21.3 %
Net Interest Revenue                       32,491         28,921          3,570            12.3
                                         --------       --------       --------        --------

TOTAL REVENUE                             153,752        128,891         24,861            19.3
                                         --------       --------       --------        --------

OPERATING EXPENSES
Salaries                                   37,528         32,368          5,160            15.9
Performance Compensation                   16,897         16,508            389             2.4
Sales Commissions and Incentives            7,983          6,428          1,555            24.2
Other Employee Benefits                     8,176          8,273            (97)           (1.2)
                                         --------       --------       --------        --------

Total Salaries, Performance
   Compensation and Other Benefits         70,584         63,577          7,007            11.0
Net Occupancy                              10,802          9,579          1,223            12.8
Amortization of Intangibles                 1,869          1,222            647            52.9
Other                                      28,071         24,189          3,882            16.0
Merger-related                             10,533             --         10,533           N/A(1)
                                         --------       --------       --------        --------

TOTAL OPERATING EXPENSES                  121,859         98,567         23,292            23.6
                                         --------       --------       --------        --------

Income Before Income Tax Expense           31,893         30,324          1,569             5.2
Income Tax Expense                         16,183         11,978          4,205            35.1
                                         --------       --------       --------        --------

NET INCOME                               $ 15,710       $ 18,346       $ (2,636)          (14.4)%
                                         ========       ========       ========        ========

BASIC EARNINGS PER SHARE                 $   0.83       $   0.99       $  (0.16)          (16.2)%
                                         ========       ========       ========        ========

DILUTED EARNINGS PER SHARE               $   0.74       $   0.88       $  (0.14)          (15.9)%
                                         ========       ========       ========        ========

(1) Not Applicable

The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CONDITION
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                   MARCH 31,      DECEMBER 31,
ASSETS                                               2000             1999
                                                  ----------       ----------
Cash and Due from Banks                           $  357,439       $  407,329
Interest Earning Securities                        1,278,238        1,504,614
Loans, Net of Allowance for Credit Losses
      ($20,185 in 2000 and $20,169 in 1999)        2,751,354        2,689,206
Other Assets                                         489,606          421,902
                                                  ----------       ----------

Total Assets                                      $4,876,637       $5,023,051
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Deposits                                    $3,994,479       $4,204,943
Short and Long-Term Credit Facilities                212,626          204,157
Other Liabilities                                    337,743          312,110
                                                  ----------       ----------

Total Liabilities                                  4,544,848        4,721,210
                                                  ----------       ----------

Stockholders' Equity                                 331,789          301,841
                                                  ----------       ----------

Total Liabilities and Stockholders' Equity        $4,876,637       $5,023,051
                                                  ==========       ==========


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                              Common     Capital    Retained    Treasury    Loan to    Comprehensive   Stockholders'
                                               Stock     Surplus    Earnings      Stock       ESOP         (Loss)          Equity
                                              --------   --------   ---------   ---------   ---------  -------------    -----------
Balance, January 1, 2000                      $ 20,088   $ 36,819   $ 354,510   $ (96,742)  $      --      $ (12,834)   $ 301,841

Net Income                                                             15,710                                              15,710
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                         (1,047)      (1,047)
                                                                    ---------                          -------------    ---------

Total Comprehensive Income                                             15,710                                 (1,047)      14,663

Cash Dividends Declared ($0.22 Per Share)                              (4,109)                                             (4,109)
Issuance of Shares for Acquisitions                            13                      88                                     101
Capital Effect of Employee Benefit Plans           540     18,969                    (216)                                 19,293
                                              --------   --------   ---------   ---------   ---------  -------------    ---------

Balance, March 31, 2000                       $ 20,628   $ 55,801   $ 366,111   $ (96,870)  $      --      $ (13,881)   $ 331,789
                                              ========   ========   =========   =========   =========  =============    =========

                                                                                                        Accumulated
                                                                                                           Other           Total
                                              Common     Capital    Retained    Treasury    Loan to    Comprehensive   Stockholders'
                                               Stock     Surplus    Earnings      Stock       ESOP         Income          Equity
                                              --------   --------   ---------   ---------   ---------  -------------    -----------
Balance, January 1, 1999                      $ 19,971   $ 18,902   $ 293,289   $ (87,768)   $ (3,773)       $ 4,014    $ 244,635

Net Income                                                             18,346                                              18,346
Net Unrealized (Loss) on Securities
   Available for Sale                                                                                         (2,457)      (2,457)
                                                                    ---------                          -------------    ---------

Total Comprehensive Income                                             18,346                                 (2,457)      15,889

Purchases of Treasury Stock                                                       (10,438)                                (10,438)
Principal Payment by ESOP                                                                       3,773                       3,773
Cash Dividends Declared ($0.22 Per Share)                              (4,045)                                             (4,045)
Issuance of Shares for Acquisitions                         1,757                   5,801                                   7,558
Capital Effect of Employee Benefit Plans            47       (274)         19       6,466                                   6,258
                                              --------   --------   ---------   ---------   ---------  -------------    ---------

Balance, March 31, 1999                       $ 20,018   $ 20,385   $ 307,609   $ (85,939)  $      --        $ 1,557    $ 263,630
                                              ========   ========   =========   =========   =========  =============    =========


The accompanying notes are an integral part of these financial statements.

                             U.S. TRUST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)

                                                            For the Three Months
                                                                Ended March 31,
                                                           --------------------------

                                                             2000             1999
                                                           ---------        ---------
Net Cash Provided by Operating Activities                  $   5,035        $   5,364
                                                           ---------        ---------

Cash Flows From Investing Activities:
Interest Earning Securities:
      Purchases                                             (201,631)        (215,068)
      Sales                                                      150               --
      Maturities, Calls and Mandatory Redemptions            409,654          473,023
Net Change in Loans                                          (62,182)         (28,154)
Other, Net                                                    (7,464)          (1,357)
                                                           ---------        ---------

Net Cash Provided by (Used in) Investing Activities          138,527          228,444
                                                           ---------        ---------

Cash Flows From Financing Activities:
Net Change in Non-Interest Bearing Deposits                 (305,105)        (147,930)
Net Change in Interest Bearing Deposits                       94,641          (32,030)
Net Change in Short and Long-Term Credit Facilities            8,469            1,773
Purchases of Treasury Stock                                       --          (10,438)
Other, Net                                                     8,543           (2,150)
                                                           ---------        ---------

Net Cash Provided by (Used in) Financing Activities         (193,452)        (190,775)
                                                           ---------        ---------

Net Change in Cash and Cash Equivalents                      (49,890)          43,033
Cash and Cash Equivalents at January 1                       407,329          108,346
                                                           ---------        ---------

Cash and Cash Equivalents at March 31                      $ 357,439        $ 151,379
                                                           =========        =========

-------------------------------------------------------------------------------------

Income Taxes Paid                                          $   1,507         $  2,552
Interest Expense Paid                                         40,873           30,832




The accompanying notes are an integral part of these financial statements.

                             U. S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of U.S. Trust Corporation (individually, the "Parent" and collectively with its wholly owned subsidiaries, the "Corporation"). All material intercompany accounts and transactions have been eliminated in consolidation.

         The accounting and reporting policies of the Corporation conform with generally accepted accounting principles and general practice within the investment management and banking industries. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for credit losses, retirement and postretirement benefits and deferred taxes) as of the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results.

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

         These Notes to the Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared under the presumption that the Corporation is a going concern and do not attempt to take into consideration the impact, if any, that the pending business combination with The Charles Schwab Corporation ("Schwab") may have on the matters discussed therein.


2.       PENDING BUSINESS COMBINATION

         The Parent has entered into an agreement and plan of merger (the "Merger Agreement") dated January 12, 2000 with Schwab and a wholly owned subsidiary of Schwab pursuant to which all of the outstanding common shares of the Parent will be exchanged for shares of Schwab common stock. The merger transaction ("Transaction") is subject to the approval of the Board of Governors of the Federal Reserve System (Federal Reserve Board), other regulatory approvals and to U.S. Trust shareholder approval. The transaction, which is expected to be completed by June 2000, is intended to be a non-taxable stock-for-stock exchange and to qualify for pooling of interests accounting treatment.

         Under the terms of the Merger Agreement, Patriot Merger Corporation, a wholly owned subsidiary of Schwab, will merge with and into the Parent. The surviving legal entity will be the Parent which will thereafter be a wholly owned subsidiary of Schwab. The Parent's shareholders will receive 3.427 shares of Schwab common shares for each common share of the Parent. The total transaction value was estimated at $2.7 billion as announced on January 13, 2000 in a joint press release from Schwab and the Corporation -- see Note "9 -- Subsequent Events of Notes to the Condensed Consolidated Financial Statements."

                             U. S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         During the first quarter of 2000, the Corporation recorded merger-related expenses of $10.5 million pre-tax and a related tax benefit of $0.1 million in connection with the pending merger. Merger-related expenses consist of investment bankers', attorneys', accountants', and other consulting fees; employer payroll taxes and compensation relating to the change of control provisions in the Corporation's benefit plans and financial printing and other related charges.

         The Merger Agreement provides for a retention bonus program of approximately $150 million (consisting of approximately $125 million in cash and $25 million of value in Schwab stock options). Starting with the second anniversary of the consummation of the business combination, employees will be eligible to receive the benefits under the retention program, if employed at that time.

3.       ACCOUNTING CHANGES AND DEVELOPMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") was issued. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Fair market valuation adjustments for derivatives meeting hedge criteria will be recorded in either comprehensive income or earnings depending on their classification. The Corporation's use of derivatives to date has been limited to utilizing interest rate swaps as hedges to mitigate interest rate exposure associated with short-term floating interest-rate deposits. As such, this use of interest rate swaps would be categorized as a cash flow hedge under FAS 133 and the effective portion of the gain or loss on the interest rate swaps would be recorded in comprehensive income. The fair value of the Corporation's interest rate swap portfolio was a pre-tax gain of $21.2 million as of March 31, 2000 compared to a pre-tax loss of $11.6 million at March 31, 1999. Substantially all of the fair value of the interest rate swap portfolio for these periods would be recorded as a component of comprehensive income had FAS 133 been effective.

         As issued, FAS 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FAS 133" ("FAS 137") was issued. FAS 137 delayed the effective date of FAS 133 one year to fiscal years beginning after June 15, 2000. Management has evaluated the impact of adopting FAS 133 and does not believe that it will have a material impact on the Corporation's financial condition or results from operations.

                             U. S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4.       EARNINGS PER SHARE


                                                                        Three Month Periods
                                                                           Ended March 31,
--------------------------------------------------------------------------------------------
(In Thousands)                                                          2000          1999
--------------------------------------------------------------------------------------------
Net income for basic earnings per share                                $15,710       $18,346
Dividend equivalents on stock based benefit plans (after-tax)              226           176
                                                                       -------       -------
Net income for diluted earnings per share                              $15,936       $18,522
                                                                       -------       -------

Weighted average shares outstanding for basic earnings per share        18,874        18,564
Dilutive effect of stock based benefit plans                             2,785         2,458
                                                                       -------       -------
Total dilutive shares outstanding                                       21,659        21,022
                                                                       =======       =======

Basic earnings per share                                               $  0.83       $  0.99
                                                                       =======       =======

Diluted earnings per share                                             $  0.74       $  0.88
                                                                       =======       =======


5.       NET INTEREST REVENUE

        The following is an analysis of the composition of net interest revenue:



                                                     Three Month Periods
                                                        Ended March 31,
                                            -----------------------------------------
                                                                           Increase
(In Thousands)                                 2000           1999        (Decrease)
-----------------------------------         ----------     ----------    ------------

Interest revenue:
   Loans                                       $50,002       $39,551          26.4%
   Securities:
     Taxable                                    16,446        14,070          16.9
     Tax-exempt                                  1,293         1,110          16.5
                                               -------       -------       -------
                                                17,739        15,180          16.9
   Short-term investments and deposits
       with banks                                3,114         3,762         (17.2)
                                               -------       -------       -------
Total interest revenue                          70,855        58,493          21.1
                                               -------       -------       -------
Interest expense:
   Deposits                                     35,189        26,759          31.5
   Short and long-term credit facilities         3,189         2,814          13.3
                                               -------       -------       -------
Total interest expense                          38,378        29,573          29.8
                                               -------       -------       -------
Net interest income                             32,477        28,920          12.3
   Provision for credit losses                      --            --           N/A
   Securities gains, net                            14             1           N/A
                                               -------       -------       -------
Net interest revenue                           $32,491       $28,921          12.3%
                                               -------       -------       -------



6.       PLEDGED ASSETS

         Financial instruments carried at $287.0 million on March 31, 2000 and $254.4 million on December 31, 1999 were pledged to secure public deposits as collateral for borrowings, to qualify for fiduciary powers and for other permitted purposes.

                             U.S. TRUST CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

8.       OPERATING SEGMENTS

         The Corporation has two lines of business as defined by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information (FAS 131)", which are: Personal Wealth Management and Institutional Wealth Management. Personal Wealth Management is further subdivided into New York and National Wealth Management. Further financial information by segment is contained within the "Businesses of U.S. Trust" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the lines of business operating results for the three-month periods ended March 31, 2000 and March 31, 1999.

                           NEW YORK                NATIONAL              INSTITUTIONAL               TOTAL
------------------------------------------  -----------------------  ----------------------   --------------------
(DOLLARS IN
MILLIONS)              2000       1999         2000        1999         2000        1999        2000       1999
------------------------------------------------------------------------------------------------------------------
Total Revenue           $   88     $   75       $   42        $ 30         $ 24       $ 24      $  154      $  129

Segment Income Before
Income Tax(1)           $   31     $   17       $    4        $  5         $  7       $  8      $   42      $   30

Less: Merger-Related
Expenses                                                                                            10           -
                                                                                              --------   ---------
Consolidated Income
Before Income Tax
Expense                                                                                         $   32      $   30
                     ---------  ---------   ----------   ----------   ---------   --------    --------   ---------
Total Assets            $3,534     $2,924       $1,202        $918         $141       $121      $4,877      $3,963
                     ---------  ---------   ----------   ----------   ---------   --------    --------   ---------

------------------------------------------------------------------------------------------------------------------
(1) Merger-related expenses are excluded

9.       SUBSEQUENT EVENTS

         On May 1, 2000, the Federal Reserve Board announced its approval of the Transaction and Schwab's application to become a bank holding company by acquiring U.S. Trust. The Transaction has also been approved by the bank regulatory authorities in Connecticut, Delaware, New York and North Carolina, and the process of obtaining other requisite regulatory approvals is continuing.

         On May 3, 2000, the Board of Directors of Schwab approved a three-for-two split of Schwab's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable May 30, 2000 to Schwab stockholders of record May 12, 2000.

         As a consequence of the stock split, the exchange ratio in the Merger Agreement will be adjusted such that the holders of common shares of U.S. Trust will receive 5.1405 shares of Schwab common stock for each common share that they own. The 5.1405 rate replaces the exchange ratio of 3.427 described in Note "2 Pending Business Combination of Notes to the Condensed Consolidated Financial Statements."

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


THE BUSINESSES OF U.S. TRUST

         The Corporation has two principal businesses as defined by FAS 131:
Personal Wealth Management Services and Institutional Services. Personal Wealth Management Services is further delineated into two components - New York Wealth Management Services ("New York") and National Wealth Management Services ("National").

Personal Wealth Management Services

         The Corporation provides a complete array of financial services for affluent individuals and families. These services, defined as Personal Wealth Management Services, include: investment management (domestic and international equity, fixed income and alternative investments, such as private equity and real estate); investment consulting; trust, financial and estate planning and private banking. Personal Wealth Management Services are provided through New York and National. The Corporation has been well established in the New York Wealth Management business for many years. More recently, the Corporation has expanded its presence beyond New York through national expansion resulting in the establishment of its National Wealth Management business. The Corporation anticipates that its national expansion will continue over the next several years.

          The cornerstone of the Corporation's services to the personal wealth management market in both its New York and National businesses is investment management. At March 31, 2000, personal assets under management were approximately $65.3 billion. A major strategy for the growth of the

Corporation's Personal Wealth Management business has been national expansion. Personal Wealth Management clients usually prefer services to be delivered locally. The Corporation has established affiliates throughout the United
States: California, Connecticut, Delaware, Florida, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas and Washington D.C.

Institutional Services

         Institutional Services includes investment management, corporate trust, brokerage and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.

         The Corporation's institutional investment management business provides a wide range of investment options for its clients, including balanced and specialized domestic and international equity investment styles, structured investments, alternative investments, fixed-income vehicles and short-term cash management. At March 31 2000, the Corporation managed approximately $25.0 billion for its institutional clients of which approximately $10.9 billion is related to the Corporation's special fiduciary services.

Segment Financial Results

         Business segment results are presented in order to reflect financial performance and strategic direction. Fee revenue is generally credited to the segment that has the contractual relationship with the client. Allocated net interest revenue is credited to each segment based upon the level of financial instruments managed by the segment, after taking into effect the internally developed cost of fund transfers. All costs directly attributable to a business segment are charged directly to that segment. Corporate expenses are charged to the segments based upon management's determination of the direct or indirect benefits realized by each segment utilizing such corporate services.

         Segment results are based upon estimates and judgments. Internal management accounting reflects the way management views its businesses and may not be comparable to other financial institutions. Segment comparability between reporting periods is achieved by periodic restatement to conform to changes in organizational structure and changes in allocation policies.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



(Dollars In Thousands)              Personal Wealth Management
                              ----------------------------------------                          Total
                              New York        National         Total        Institutional     Corporation
                              ----------------------------------------      -------------     -----------

THREE MONTHS ENDED

March 31, 2000
Fee revenue                   $ 65,597        $ 34,424        $100,021        $ 21,240        $121,261
Allocated net interest
   revenue                      22,118           7,160          29,278           3,213          32,491
                              --------        --------        --------        --------        --------

Total revenue                   87,715          41,584         129,299          24,453         153,752
Operating expense               56,716          37,366          94,082          17,244         111,326
                              --------        --------        --------        --------        --------

Income from operations
  before taxes                  30,999           4,218          35,217           7,209          42,426

Less: Merger-related
  expenses                          --              --              --              --          10,533
                              --------        --------        --------        --------        --------

Income before taxes           $ 30,999        $  4,218        $ 35,217        $  7,209        $ 31,893
                              ========        ========        ========        ========        ========


Profit margin                     35.3%           10.1%           27.2%           29.5%           20.7%

Percentage of income
  before taxes (2)                73.1%            9.9%           83.0%           17.0%          100.0%

Assets Managed (1)            $ 43,580        $ 21,671        $ 65,251        $ 25,033        $ 90,284

Assets Administered (1)       $ 17,746        $  2,930        $ 20,676        $352,541        $373,217

THREE MONTHS ENDED

March 31, 1999
Fee revenue                   $ 54,041        $ 24,669        $ 78,710        $ 21,260        $ 99,970
Allocated net interest
   revenue                      20,546           5,705          26,251           2,670          28,921
                              --------        --------        --------        --------        --------

Total revenue                   74,587          30,374         104,961          23,930         128,891
Operating expense               57,115          25,482          82,597          15,970          98,567
                              --------        --------        --------        --------        --------

Income before taxes           $ 17,472        $  4,892        $ 22,364        $  7,960        $ 30,324
                              ========        ========        ========        ========        ========

Profit margin                     23.4%           16.1%           21.3%           33.3%           23.5%

Percentage of income
   before taxes                   57.6%           16.1%           73.8%           26.2%          100.0%

Assets Managed (1)            $ 38,322        $ 15,583        $ 53,905        $ 25,550        $ 79,455

Assets Administered (1)       $ 13,614        $  2,015        $ 15,629        $315,270        $330,899

(1) $ in millions
(2) Expressed as a % of income before merger-related expenses.


         Fee revenue for the Personal Wealth Management segment increased 27.1% from the first quarter of 1999. Fee revenue for the New York component of the Personal Wealth Management segment grew 21.4% from the first quarter of 1999 whereas the National component's fee revenue growth rate was 39.5%. Fee revenue growth is attributable to new business, the overall strength in the financial markets, and acquisitions.

         Allocated net interest revenue attributable to the Personal Wealth Management segment increased 11.5% from the first quarter of 1999. New York and National's growth rates were

7.7% and 25.5%, respectively. The increase in allocated net interest revenue is principally attributable to the growth in private banking activities.

         Personal Wealth Management's profit margin increased to 27.2% in the first quarter of 2000 from 21.3% in the first quarter of 1999. New York's profit margin was 35.3% in the first quarter of 2000, and 23.4% in the first quarter of 1999. This increase is attributable to new business and the overall strength in financial markets. National's profit margin was 10.1% and 16.1% for the three-month periods ended March 31, 2000 and March 31, 1999, respectively. The absolute levels and volatility in National's profit margin is reflective of the Corporation's continuing investment in its national expansion strategy. National provides each new location with the Corporation's full array of Personal Wealth Management service capabilities. The personnel and infrastructure costs incurred to provide these services are charged directly to National. In addition, costs incurred to acquire investment management firms managed by National, including the amortization of intangibles, are borne by National.

         For the first quarter of 2000, National includes amortization of intangibles related to the acquisition of NCT Holdings which was acquired in the second quarter of 1999. The first quarter of 2000 also includes a full three months of amortization expense related to the January 29, 1999 acquisition of Radnor Capital Management Inc. National's operating expenses increased by $11.9 Million or 46.7% compared to the first quarter of 1999, reflecting new hires, staff additions from acquisitions, and continued infrastructure costs.

         It is anticipated that the profit margin for National will continue to fluctuate, reflecting the Corporation's ability to invest in new markets as it expands its national presence.

         Institutional's fee revenue of $21.2 million in the first quarter of 2000 was relatively flat as compared to the first quarter of 1999. Institutional's allocated net interest revenue has increased 20.3% from the first quarter of 1999. Institutional receives interest revenue credit principally from the customer deposits generated from its corporate trust activities. Institutional's profit margin of 29.5% in the first quarter of 2000 has decreased somewhat from 33.3% compared to the first quarter of 1999, based on modest revenue growth and higher expenses.

CONSOLIDATED RESULTS OF OPERATIONS

         Net income from operations (which excludes merger-related expenses) for the first quarter of 2000 was $26.1 million, compared to $18.3 million earned in the first quarter of 1999. Diluted earnings per share from operations were $1.22 in the first quarter of 2000, versus $0.88 in the first quarter of 1999. The Corporation's annualized return on average stockholders' equity from operations was 34.3% for the first quarter of 2000, compared to 29.6% for the first quarter of 1999.

         During the first quarter of 2000, the Corporation recorded merger-related expenses of $10.4 million ($10.5 million of expenses and a related tax benefit of $0.1 million) in connection with the pending merger with Schwab. Including the impact of these expenses, net income was $15.7 million. Diluted earnings per share including these expenses were $0.74. Management expects the Corporation will incur additional merger-related expenses for professional fees and change in control related compensation of approximately $35.0 million after-tax for an aggregate of approximately $45.0 million of merger-related expenses on an after-tax basis.

Fee Revenue

                                                 Three Month Periods Ended
                                          -----------------------------------------
                                          March 31,       March 31,       Increase
(In Thousands)                              2000            1999         (Decrease)
--------------------------                ---------       ---------      ----------
Personal wealth management                $100,021        $ 78,710          27.1%
Institutional services                      21,240          21,260          (0.1)
                                          --------        --------          ----
               Fee revenue                $121,261        $ 99,970          21.3%
                                          ========        ========          ====

Market related fees                       $ 98,237        $ 81,534          20.5%
Transaction related fees                    23,024          18,436          24.9
                                          --------        --------          ----
               Fee revenue                $121,261        $ 99,970          21.3%
                                          ========        ========          ====

         Fee revenue for the first quarter of 2000 increased approximately $21.3 million to $121.3 million from $100.0 million in the first quarter of 1999. Market related fee revenue increased by $16.7 million to $98.2 million from $81.5 million in the first quarter of 1999.

         Market related fee revenue is based primarily on the market value of the assets in clients' investment management accounts. In general, fee revenue is influenced by a variety of factors, including growth or decline of stock, fixed income and real estate market levels, new business, acquisitions, changes in fee rate schedules and added services. Fee revenue is negatively impacted by the outflow of investment management assets due to terminating trusts, client withdrawals, income and estate taxes and lost business. Fee revenue related to market conditions is determined on a sliding scale so that as the value of a client's portfolio grows in size, the Corporation earns a smaller percentage on the increasing account value. Therefore, market value or other incremental changes in a portfolio's size may not typically have a proportionate impact on the level of fee revenue. In general, fee revenue is calculated quarterly based upon the value of the prior quarters' assets under management. Another important factor in the determination of fee revenues is the type of assets under management. Depending on how assets under management are invested, fluctuations in any one market will not necessarily have a proportionate impact on the overall level of fee revenue. The following is a comparative analysis of the composition of assets under management.

                                                        March 31,    December 31,   March 31,
                                                          2000          1999          1999
                                                        ---------    ------------   ---------
Equity securities                                          59%           59%           57%
Fixed income securities                                    26            27            27
Short-term money management, real estate and other         15            14            16
                                                          ---           ---           ---
                                                          100%          100%          100%
                                                          ===           ===           ===

         The following table delineates assets under management and administration as of March 31, 2000, December 31, 1999 and March 31, 1999. This analysis is presented on a consolidated and segment basis. Unless otherwise noted, asset values are measured at their estimated fair value.

                                                                                       March vs.     March vs.
                                                                                         Dec.          March
                                                March 31,   Dec. 31,    March 31,      Increase      Increase
(In Billions)                                     2000        1999        1999        (Decrease)    (Decrease)
-------------                                   ---------   --------    ---------     ----------    ----------
CONSOLIDATED ASSETS UNDER MANAGEMENT
  AND ADMINISTRATION:
   Investment management                        $   79.4    $   73.8    $   66.1          7.7%          20.2%
   Special fiduciary                                10.9        12.3        13.4        (12.1)         (18.9)
                                                --------    --------    --------         ----          -----
Total assets under management                       90.3        86.1        79.5          4.9           13.6
                                                --------    --------    --------         ----          -----
Assets under administration:
   Personal custody and other                       36.1        31.9        20.3         13.1           77.6
   Corporate and municipal trusteeships
     and agency relationships at par value         337.1       330.7       310.6          1.9            8.6
                                                --------    --------    --------         ----          -----
Total assets under administration                  373.2       362.6       330.9          2.9           12.8
                                                --------    --------    --------         ----          -----
Total assets under management and
   administration                               $  463.5    $  448.7    $  410.4          3.3%          13.0%
                                                ========    ========    ========         ====          =====

SEGMENT ASSETS UNDER MANAGEMENT
  AND ADMINISTRATION:
Personal wealth management:
     Assets under management                    $   65.3    $   59.6    $   54.0          9.5%          21.0%
     Assets under administration                    20.7        18.2        15.5         13.3           32.3
                                                --------    --------    --------         ----          -----
       Total                                        86.0        77.8        69.5         10.4           23.6
                                                --------    --------    --------         ----          -----
Institutional:
     Assets under management                        25.0        26.5        25.5         (5.5)          (2.0)
     Assets under administration                   352.5       344.4       315.4          2.4           11.8
                                                --------    --------    --------         ----          -----
        Total                                      377.5       370.9       340.9          1.8           10.8
                                                --------    --------    --------         ----          -----
Total assets under management and
   administration                               $  463.5    $  448.7    $  410.4          3.3%          13.0%
                                                ========    ========    ========         ====          =====

         Investment management assets at March 31, 2000 were $79.4 billion compared to $73.8 billion at December 31, 1999, and $66.1 billion at March 31, 1999. During 1999, the Corporation acquired Radnor Capital Management, Inc., and NCT Holdings, Inc., which, in the aggregate, managed approximately $2.8 billion in personal and institutional assets at the acquisition dates.

         Approximately $11.5 billion of assets under management were invested in the Corporation's Excelsior Funds at March 31, 2000. At December 31, 1999 and March 31,

1999, total assets under management invested in the Excelsior Funds were $9.5 billion and $8.2 billion, respectively.

Net Interest Revenue

         Net interest revenue is affected by changes in the absolute levels of interest rates and shifts in the term structure of interest rates, funding and hedging strategies, and the impact of changes in the credit quality of interest earning financial instruments. The net yield on interest earning assets for the quarter ended March 31, 2000 has decreased to 3.26% from 3.37% for the quarter ended March 31, 1999. Taxable equivalent net interest revenue for the first quarter of 2000 was $33.4 million an increase of $3.6 million from the comparable 1999 period. Average interest earning assets increased by 15.5% to approximately $4.1 billion as of March 31, 2000 compared to approximately $3.6 billion at March 31, 1999.

         The loan portfolio is the largest component of average total assets. Average loans for the first quarter of 2000 were $2.7 billion, a $514.3 million or 23.6% increase over average loans for the first quarter of 1999. The Corporation's loan portfolio is predominantly comprised of loans to private banking customers. Approximately 74% and 76% of total loans are collateralized by residential real estate mortgages at March 31, 2000 and March 31, 1999, respectively.

                                                            Three Month Periods Ended March 31,
                                                  -----------------------------------------------------
(In Thousands)                                        2000         Rate              1999         Rate
--------------                                    -----------      ----          -----------      ----
Interest Earning Securities                       $ 1,424,106      6.16%         $ 1,386,386      5.81%
Loans                                               2,693,514      7.47%           2,179,252      7.36%
                                                  -----------      ----          -----------      ----
     Total Interest Earning Assets                $ 4,117,620      7.01%         $ 3,565,638      6.73%
                                                  ===========      ====          ===========      ====

Interest Bearing Deposits                           3,036,910      4.66%           2,654,175      4.09%
Short-Term Credit Facilities                          135,464      5.69%             133,605      4.58%
Long-Term Credit Facilities                            63,000      8.08%              64,744      8.06%
                                                  -----------      ----          -----------      ----
Total Interest Bearing Liabilities                $ 3,235,374      4.77%         $ 2,852,524      4.20%
                                                  ===========      ====          ===========      ====
Net Free Funds (1)                                    882,246                        713,114
                                                  -----------                    -----------
Total Interest Bearing Liabilities
   And Net Free Funds                             $ 4,117,620                    $ 3,565,638
                                                  -----------                    -----------

(1) Net free funds in the table above includes average stockholders' equity of $306,255 and $251,354 at March 31, 2000 and March 31, 1999, respectively for the quarters then ended.

Operating Expenses

         The following table provides details of operating expenses for the first quarters of 2000 and 1999.

                                                     Three Month Periods Ended
                                               -------------------------------------
                                               March 31,     March 31,     Increase
(In Thousands)                                   2000          1999       (Decrease)
--------------                                 ---------     ---------    ----------
Salaries and other employee benefits           $ 45,704      $ 40,641        12.5%
Performance compensation                         16,897        16,508         2.4
Sales commissions and incentives                  7,983         6,428        24.2
Occupancy                                        10,802         9,579        12.8
Amortization of Intangibles                       1,869         1,222        52.9
Other                                            28,071        24,189        16.0
Merger-related                                   10,533          --           N/A
                                               --------      --------        ----

Total operating expenses                       $121,859      $ 98,567        23.6%
                                               ========      ========        ====


         Operating expenses, excluding merger-related expenses, increased by $12.8 million in the first quarter of 2000, or 12.9% as compared to the first quarter of 1999. The Corporation's pre-tax margin from operations (excluding merger-related expenses) was 27.6% for the first quarter of 2000 and 23.5% for the first quarter of 1999.

         Salaries and other employee benefits increased $5.1 million from the first quarter of 1999. The number of full-time equivalent employees increased 12.7% to 2020 at March 31, 2000, compared to 1,792 at March 31, 1999. The increase in employees is attributable to acquisitions and internal growth required to meet an expanding customer base.

         Sales commissions and incentives increased $1.6 million in the first quarter of 2000 compared to the first quarter of 1999. This increase reflects the Corporation's strong emphasis on sales. The Corporation makes a substantial commitment to sales, marketing and advertising. As of March 31, 2000, approximately 166 employees were devoted to these functions compared to 146 as of March 31, 1999. Direct expenses associated with these functions, including salary and other employee benefits, performance compensation and sales commissions and incentives were $16.1 million for the first quarter of 2000, an increase of 29.9% from the $12.4 million incurred during the corresponding 1999 period. In addition to the aforementioned expenses, occupancy expense directly allocable to these functions amounted to approximately $842,000 for the first quarter of 2000 and $638,000 for the first quarter of 1999.

         Amortization of intangible expense resulting from business combinations was $1.9 million in the first quarter of 2000 compared to $1.2 million in the first quarter of 1999. Amortization of intangibles does not require the use of cash and therefore, management believes it may be distinguished from other operating expenses. The impact on net income from operations after consideration of applicable income tax benefits of these non-cash charges was approximately $1.6 million in the first quarter of 2000 and approximately $0.9 million in the first quarter of 1999. Excluding the after-tax impact of amortization of intangible assets, diluted earnings per share from operations would have been $1.29 and $0.92 for the three-month periods ended March 31, 2000 and 1999, respectively.

         Other operating expenses also include the cost of the outsourcing agreement with The Chase Manhattan Bank ("Chase"). Pursuant to this agreement, Chase furnishes necessary securities processing, custodial, data processing and other operations support services to the Corporation. The initial term of this agreement expires on August 31, 2000. The Corporation has exercised its option to extend the term of the agreement for two additional years to August 31, 2002. During the initial five-year term of the agreement, the Corporation pays Chase an annual base fee of $10.0 million plus additional volume charges. The base fee for the two year option period will increase by 10% of total charges (excluding certain items) incurred in the final year of the initial term of the agreement.

         Management is considering various possible alternatives for obtaining the services currently provided under the agreement after its expiration on August 31, 2002. These alternatives include obtaining the services from third-party providers, including Chase, or providing such services itself. Although the costs of obtaining or providing such services are expected to increase from the current level, management believes, at this time, that such an increase will not have a material adverse effect on the Corporation's results of operations.

Capital and Liquidity Management

         Regulatory capital amounts and ratios for the Parent and its wholly owned subsidiary United States Trust Company of New York (the "Trust Company") as of March 31, 2000 and 1999 are set forth in the following table.

                                   March 31, 2000              March 31, 1999
                                 ------------------          ------------------
(Dollars In Thousands)             Amount     Rate             Amount     Rate
----------------------           ---------    -----          ---------    -----
Tier 1 Capital:
   Parent                         $304,462    12.3%           $251,540    13.1%
   Trust Company                  $201,792     9.9%           $169,583    10.6%


Total Capital:
   Parent                         $324,647    13.2%           $270,869    14.1%
   Trust Company                  $219,601    10.8%           $186,697    11.7%


Tier 1 Leverage:
   Parent                         $304,462     6.6%           $251,540     6.3%
   Trust Company                  $201,792     5.7%           $169,583     5.5%

Note: Minimum tier 1 capital, total capital and tier 1 leverage ratios are 4%, 8% and 3%-5%, respectively, for bank holding companies and banks. Minimum "well capitalized" ratios are tier 1 capital of 6%, total capital of 10% and a leverage ratio of at 5%.

         The objective of liquidity management is to ensure the availability of financial resources to meet the Corporation's cash flow requirements and to capitalize on opportunities for business expansion. The Corporation monitors the liquidity position of the Parent and each of its subsidiaries on an ongoing basis to ensure that funds are available to meet loan and deposit cash flow requirements. Liquidity management is also structured to ensure that the capital needs of the Parent and its subsidiaries are met on a day-to-day basis.

         The Parent's liquidity requirements consist mainly of dividend payments to common stockholders, interest and principal payments to debt holders, repurchases of its common stock and capital required for acquisitions or for additions to its subsidiaries.

         As of March 31, 2000, the Parent could repurchase 1,533,225 common shares under current authorization. Repurchased shares are available to meet the Parent's obligations under its stock-based benefit plans and for general capital management purposes. In January 2000, the Parent suspended the repurchase of any additional shares due to the pending business combination (see Note 1 of Notes to the Condensed Consolidated Financial Statements). In January 2000, the Parent announced its regular quarterly common share dividend of $0.22 per share that was paid on April 25, 2000. Future dividends declared are subject to approval by the Parent's Board of Directors and regulatory capital limitations.

         The Parent's sources of liquidity are derived primarily from dividends from its subsidiaries, issuances of common stock and issuances of long and short-term debt instruments. As of April 1, 2000, the subsidiaries have the ability to pay dividends of approximately $104.9 million without prior approval of the regulatory authorities.

         The Parent has credit facilities totaling $80.0 million which are based on LIBOR or Prime and mature on March 31, 2002. As of March 31, 2000 there was $35.0 million outstanding under these facilities.

         The Parent is authorized to issue up to 5.0 million $1.00 par value preferred shares. As of March 31, 2000, no preferred shares have been issued.

         In addition to traditional interest and non-interest bearing deposit raising capabilities, the banking subsidiaries have established their own external funding sources. Certain subsidiaries have established credit facilities with the Federal Home Loan Bank ("FHLB") totaling approximately $501.5 million. On March 31, 2000, $10.0 million was outstanding under these credit facilities.

         The subsidiaries also generate liquidity from the types of financial instruments that they carry as investment securities. As of March 31, 2000 approximately $978.2 million or 83% of the investment securities portfolio is comprised of U.S. Treasury or federal agency obligations. These securities are readily marketable and may be sold or financed through repurchase agreements, as appropriate. At March 31, 2000, securities sold under agreements to repurchase aggregated $95.0 million. The subsidiaries may also pledge these securities to secure public deposits, to qualify for fiduciary powers and to use as collateral for FHLB and other borrowings. Pledged assets at March 31, 2000 totaled $287.0 million.

Market Risk and Sensitivity Analysis

         The objective of market risk assessment and asset and liability management is to maximize net interest revenue while maintaining acceptable levels of interest rate sensitivity, high asset quality and adequate liquidity.

         The Corporation does not trade financial instruments nor does the Corporation invest in financial instruments denominated in foreign currencies. The Corporation invests in only high quality securities (primarily U.S. Treasury and federal agency obligations). The Corporation's principal risk is interest rate related. Interest rate risk results from differences in the maturity and/or repricing of the Corporation's interest earning assets (which consist primarily of mortgage loans, mortgage backed securities and other fixed rate investments) and its interest bearing liabilities, (predominately floating rate deposits). The Corporation uses interest rate swaps ("Swaps") as hedging vehicles to mitigate interest rate exposure associated with short-term floating interest-rate deposits.

         The Corporation employs net interest income ("NII") simulation modeling techniques to evaluate and manage the effect of changing interest rates. The Corporation's simulation model includes all on-balance sheet and off-balance sheet financial instruments and measures NII under various interest rate scenarios. Key variables in the NII simulation include changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan and deposit pricing and volume assumptions. These simulations involve assumptions that are inherently uncertain and as a result, the simulation models cannot precisely estimate NII or precisely predict the impact of changes in interest rates on NII. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.

         The Corporation's simulation model facilitates the evaluation of a potential range of net interest revenue, under various interest rate scenarios. The simulation model as of March 31, 2000 indicates a decrease in net interest revenue of $0.5 million to $1.2 million over the following three month period for an immediate 50 to 100 basis points increase in rates. Conversely, if interest rates immediately decreased by 50 to 100 basis points, the simulation model indicates a $0.7 million to $1.4 million increase in net interest revenue. As of March 31, 1999 the simulation model indicated a decrease in net interest revenue of $0.9 million to $1.9 million over the following three months had an immediate 50 to 100 basis points increase in rates occurred. Conversely, if interest rates had immediately decreased by 50 to 100 basis points as of March 31, 1999, the simulation model indicated a $0.9 million to $1.8 million increase in net interest revenue for the subsequent three-month period.

         Each of these simulations assumes that the asset and liability structure of the balance sheet would not be changed as a result of the simulated changes in interest rates. As the Corporation actively manages its balance sheet and interest rate exposure, in all likelihood the Corporation would take steps to ameliorate any additional interest rate exposure that would result from the simulated changes in the interest rate environment.

         The following table provides details, as of March 31, 2000, of the notional amounts of Swaps by maturity and the related average interest rates paid and received. The Corporation is a fixed rate payor on all of its Swaps.

                                                               Maturing
                                    ----------------------------------------------------------------
                                     Within 1           1 to 5            Over
(Dollars in Thousands)                 Year              Years           5 Years             Total
----------------------              ---------         ---------         --------         -----------
Fixed pay swaps                     $ 120,000         $ 920,000         $ 50,000         $ 1,090,000
Average rate paid                        6.83%             6.31%            7.22%               6.41%
Average rate received (1)                6.06%             6.12%            6.28%               6.12%

(1) Represents the average variable rate that will be received by the Corporation based upon the rate in effect at the latest variable rate reset date of each Swap.

         The impact of the Corporation's hedging activities upon net interest revenue for the quarters ended March 31, 2000 and 1999, are detailed in the following table.

                                                          Three Month Periods
                                                            Ended March 31,
                                                      --------------------------
(Dollars In Thousands)                                  2000              1999
----------------------                                --------          --------
Net Interest revenue:
   As reported                                        $ 32,491          $ 28,921
   Excluding hedging activities                       $ 33,197          $ 30,883

Net yield on interest earning assets:
   As reported                                            3.26%             3.37%
   Excluding hedging activities                           3.34%             3.62%


The difference between results "As reported" and "Excluding hedging activities" in each period reflects the cost of using swaps to hedge interest rate risk.

ALLOWANCE FOR CREDIT LOSSES

         An analysis of allowance for credit losses follows:

                                                         Three Month Periods
                                                           Ended March 31,
                                                     --------------------------
(Dollars In Thousands)                                 2000              1999
----------------------                               --------          --------
Balance, Beginning of Period                         $ 20,169          $ 19,414
Provision for Credit Losses                              --                --
Recoveries                                                 16               165
Charge-offs                                              --                (250)
                                                     --------          --------
Net (Charge-Offs) Recoveries                               16               (85)
                                                     --------          --------

Balance, End of Period                               $ 20,185          $ 19,329
                                                     ========          ========

         The level of the allowance for credit losses is based upon management's judgment as to the current condition of the credit portfolio determined by a continuing surveillance process. In assessing the adequacy of the allowance for credit losses, management relies on its ongoing review of specific loans, past experience, the present loan portfolio composition and other economic and financial considerations.

         As a percentage of average loans, annualized net loan recoveries were less than one basis point for the first quarter of 2000, compared to annualized net loan charge-offs of two basis points for the first quarter of 1999. The allowance for credit losses at March 31, 2000, was 0.75% of average loans for the quarter ended March 31, 2000. This compares with 0.89% of average loans for the quarter ended March 31, 1999. Given the current credit quality, management anticipates that the allowance for credit losses as a percentage of loans will continue to decrease.

         Nonperforming assets, which consist of non-accrual ("impaired") loans for the most recent five quarters are as follows:

                         March 31,    Dec. 31,  Sept. 30,    June 30,    March 31,
                           2000        1999       1999         1999        1999
                         ---------    -------   ---------    --------    ---------
(In Thousands)
Non-accrual loans         $  428      $1,673      $  435      $  637      $  583
                          ======      ======      ======      ======      ======

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

2 Agreement and Plan of Merger dated as of January 12, 2000, by and among The Charles Schwab Corporation, Patriot Merger Corporation and the Registrant, filed as Exhibit 2.1 to the Registrant's Form 8-K dated January 14, 2000. (1)

3.1      Registrant's Certificate of Incorporation dated June 2, 1999, filed as
         Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999. (1)

3.2      Restated By-Laws of the Corporation dated April 27, 1999, filed as
         Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 1999. (1)

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Corporation, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant on a consolidated basis. The Registrant agrees, pursuant to Item 601 (b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

27       Financial Data Schedule.

(1)  Incorporated herein by reference.

         (b) REPORTS ON FORM 8-K:

On January 14, 2000, the Registrant filed a Current Report on Form 8-K, reporting under Item 5 and Item 7. The Form 8-K was filed to report that the Registrant had entered into an Agreement and Plan of Merger dated as of January 12, 2000 with The Charles Schwab Corporation.

On February 22, 2000, the Corporation filed a Current Report on Form 8-K, reporting under Item 5. The Form 8-K presented the following audited financial statements of the Registrant at December 31, 1999 and 1998 and for the fiscal years ended December 31, 1999 and 1998 and 1997:

         Consolidated Statement of Income
         Consolidated Statement of Condition
         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows

On April 28, 2000, the Corporation filed amendment number 1 to the Current Report on Form 8-K filed on February 22, 2000. The amendment added the city in which the office of the auditors is located.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             U. S. Trust Corporation
                                             -----------------------
                                                  (Registrant)

Date:  May 12, 2000                          By: /s/ Richard E. Brinkmann
       ------------                              ------------------------------
                                                 Richard E. Brinkmann
                                                 Managing Director and
                                                 Comptroller
                                                 (Principal Accounting Officer)